Form 10-K
period 1998-12-31
FIRSTAR CORP /NEW/
filed 1999-03-24
CIK 1074023

Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


 For the fiscal year ended December 31, 1998   Commission File Number 1-2981


                             FIRSTAR CORPORATION


             Wisconsin                             39-1940778
      (State of Incorporation)        (I.R.S. Employer Identification No.)


            777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
                        Telephone Number (414) 765-4321


         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
          Title of Each Class                    Which Registered
          -------------------                -------------------------

     Common Stock, $0.01 par value         New York Stock Exchange, Inc.
     Preferred Share Purchase Rights       New York Stock Exchange, Inc.


     Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, 220,250,656 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $17.3 billion.


                    Documents Incorporated by Reference:

Portions of the 1999 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

                        FORM 10-K TABLE OF CONTENTS



Part I                                                                  Page
----------------------------------------------------------------------------
Item 1  - Business.........................................................1
Item 2  - Properties.......................................................2
Item 3  - Legal Proceedings................................................2
Item 4  - Submission of Matters to a Vote of Security Holders..............2

Part II
----------------------------------------------------------------------------
Item 5  - Market for Registrant's Common Equity and Related Stockholder
          Matters..........................................................2
Item 6  - Selected Financial Data..........................................3
Item 7  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................3
Item 7A - Quantitative and Qualitative Disclosures About Market Risk.......3
Item 8  - Financial Statements and Supplementary Data......................3
Item 9  - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................3

Part III
----------------------------------------------------------------------------
Item 10 - Directors and Executive Officers of the Registrant...............3
Item 11 - Executive Compensation...........................................5
Item 12 - Security Ownership of Certain Beneficial Owners
          and Management...................................................5
Item 13 - Certain Relationships and Related Transactions...................5
----------------------------------------------------------------------------


Part IV
----------------------------------------------------------------------------
Item 14 - Exhibits, Financial Statement Schedules and Reports
          on Form 8-K......................................................5


----------------------------------------------------------------------------
SIGNATURES.................................................................7
----------------------------------------------------------------------------

                             PART I


ITEM 1. BUSINESS

General

     Firstar Corporation ("Firstar") is the organization created by the merger of Star Banc Corporation and Firstar Corporation("old Firstar Corporation") on November 20, 1998. Firstar is a regional, multi-state bank holding company headquartered in Milwaukee, Wisconsin. Firstar owns 100 percent of the capital stock of eight bank subsidiaries having over 700 banking offices in Wisconsin, Ohio, Iowa, Minnesota, Illinois, Indiana,
Kentucky, Tennessee and Arizona. Firstar also owns various nonbank and limited purpose bank subsidiaries engaged in related financial services.

     Firstar provides banking services throughout the midwestern United States. Firstar's bank subsidiaries provide a broad range of financial services for companies based in its market region, national business organizations, governmental entities and individuals. These commercial and consumer banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; and issuing and servicing credit cards. The bank subsidiaries also engage in correspondent banking and provide a full range of trust and investment management services to individual and corporate customers. International banking services consisting of foreign trade financing, issuance and confirmation of letters of credit, funds collection and foreign exchange transactions
are conducted.   Nonbank subsidiaries provide retail brokerage
services, trust and investment management services, residential mortgage banking activities, consumer financing, title insurance, business insurance, consumer and credit related insurance, and corporate operational services.

     Firstar's operations include three primary business segments: consumer banking, wholesale banking, and trust and private banking. Information on these lines of business are included in
Note 25 of the Notes to Consolidated Financial Statements included in Firstar's 1998 Annual Report to Shareholders which is incorporated herein by reference.


Competition

     Banking and bank-related services are highly competitive. Firstar's subsidiaries compete primarily in the Midwestern United States with numerous competitors, some of which are larger and have greater financial resources. Firstar competes with other commercial banks and financial intermediaries, such as savings banks, savings and loan associations, credit unions, mortgage companies, leasing companies and a variety of financial services and advisory companies located throughout the country.


Supervision

     Firstar's business activities as a bank holding company are regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The activities of Firstar and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking.

     The business of banking is highly regulated, and there are various requirements and restrictions in the laws of the United States and the states in which the subsidiary banks operate including the requirement to maintain reserves against deposits and adequate capital to support their operations, restrictions on the nature and amount of loans which may be made by the banks, restrictions relating to investment (including loans to and investments in affiliates), branching and other activities of the banks.

     Firstar's subsidiary banks with national charters are supervised and examined by the Comptroller of the Currency. The subsidiary banks with state charters are supervised and examined by their respective state banking agencies and either by the Federal Reserve if a member bank of the Federal Reserve or by the Federal Deposit Insurance Corporation("FDIC") if a nonmember. All of the Firstar subsidiary banks are also subject to examination by the FDIC.

     In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have significantly increased the enforcement powers of the federal regulatory agencies having supervisory authority over Firstar and its subsidiaries. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any of such commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital falls to certain levels. Under the rules, five capital categories have been established which range from "critically undercapitalized" to "well capitalized". Failure of a depository institution to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restricting new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis.

     In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve
Board as it attempts to control the money supply and credit availability in order to influence the economy. Changes to such monetary policies have had a significant effect on operating results of financial institutions in the past and are expected to have such an effect in the future; however, the effect of possible future changes in such policies on the business and operations of Firstar cannot be determined.


ITEM 2. PROPERTIES

     On December 31, 1998, Firstar had 705 banking locations, of which 370 were owned and 335 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 8 of the Notes to Consolidated Financial Statements included in Firstar's 1998 Annual Report to Shareholders which is incorporated herein by reference for further information on properties.


ITEM 3. LEGAL PROCEEDINGS

	Firstar and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which involve substantial claims for compensatory or punitive damages. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe that the final outcomes will have a material adverse effect on the financial condition of Firstar.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Special meetings of shareholders of old Firstar Corporation and Star Banc Corporation were held on October 27, 1998 to approve the merger of the two companies. The result of this vote was previously reported in the Form 10Q of Firstar for the period ended September 30, 1998.



                            PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     See Note 28 of the Notes to the Consolidated Financial Statements included in Firstar's 1998 Annual Report to Shareholders which is incorporated by reference for information on stock price ranges and dividends. The principal markets for the quotations of stock prices is the New York Stock Exchange. There were 21,558 holders of record of Firstar's $0.01 par value Common Stock on March 1, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is included on page 15 of Firstar's 1998 Annual Report to Shareholders which is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS	OF OPERATIONS

     The information required by this item is included on pages 16 to 33 of Firstar's 1998 Annual Report to Shareholders which is incorporated by reference.


ITEM 7A. QUATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included on pages 19 to 21 of Firstar's 1998 Annual Report to Shareholders which is incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Firstar, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors contained in Firstar's 1998 Annual Report to Shareholders are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     The Form 8-K of Firstar dated March 9, 1999 is incorporated by reference. This filing reported the dismissal of Arthur
Anderson LLP and the appointment of PricewaterhouseCoopers LLP as Firstar's independent public accountants.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Notice of the 1999 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.

Executive Officers of the Registrant

The following is a list of the twenty executive officers of Firstar as of December 31, 1998. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar or Star Banc Corporation and/or one or more of its subsidiaries during the past five years with the exceptions of Messrs Arrigoni and Berta who were previously employed by banking organizations acquired by Firstar. There are no family relationships between any of the executive officers.


Name 	                 Age    Position

Jerry A Grundhofer      54    President and Chief Executive Officer
                              (Since June 1993)

Daniel A Arrigoni       48    Executive Vice President, Mortgage
                              Banking (Since December 1998)

John A Becker           56    Vice Chairman and Chief Operating Officer
                              (Since January 1990)

Kathy P. Beechem        47    Executive Vice President, Metro and
                              In-Store Banking (Since December 1998)

Daniel B. Benhase       39    Executive Vice President, Trust and
                              Investments (Since 1994)

Vince A. Berta          40    Executive Vice President, Western
                              Kentucky Region (Since December 1998)

Joseph A. Campanella    56    Executive Vice President, Community
                              Banking (Since June 1991)

Richard K. Davis        40    Vice Chairman, Consumer
                              Banking (Since November 1993)

Roger L. Fitzimonds     60    Chairman of the Board
                              (Since February 1991)

Timothy J. Fogerty      41    Executive Vice President, Operations
                              (Since 1995)

Kenneth R. Griffith     51    Executive Vice President, Retail
                              Lending and Finance Company
                              (Since December 1998)

John R. Heistad         52    Executive Vice President, Credit
                              Administration (Since January 1992)

Jerome C. Kohlhepp      53    Executive Vice President, Specialized
                              Lending (Since 1994)

Mark J.Masuhr           55    Executive Vice President,
                              Commercial Products (Since December 1998)

David M. Moffett        46    Vice Chairman and Chief Financial Officer
                              (Since September 1993)

Ronald E. Roder         50    Executive Vice President, Information
                              Services (Since December 1988)

Stephen E. Smith        51    Executive Vice President, Human Resources
                              (Since 1995)

Mary Ellen Stanek       42    President and Chief Executive Officer,
                              Firstar Investment Research and Management
                              Company (Since April 1994)

Patricia A. Wesner      45    Executive Vice President, Credit Card/
                              Debit Card (Since December 1998)

Jay B. Williams         47    Executive Vice President, Sales and
                              Marketing (Since December 1998)

ITEM 11. EXECUTIVE COMPENSATION

     The Notice of the 1999 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The Notice of the 1999 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Notice of the 1999 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

  (a)1.  Financial Statements

     The following financial statements of Firstar are incorporated by reference from pages 34 to 58 of the 1998 Annual Report to Shareholders.

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Independent Auditors' Report


  (a)2.  Financial Statement Schedules

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.


  (a)3.  Exhibits

         3.1  Articles of Incorporation of Firstar Corporation
              (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-64099 of Firstar)

         3.2 By-Laws of Firstar Corporation (incorporated by reference to Exhibit 3.2 of the Registration
              Statement No.  333-64099 Firstar)

         4.1  Preferred Shares Purchase Rights Plan of Firstar
              Corporation (incorporated by reference to Exhibit 4.1 of Form 8-K/A dated November 20, 1998 of Firstar)

        10.1 1986 Stock Incentive Plan(previously filed as an exhibit to Star Banc Corporation's Registration
              Statement No. 33-9494 and incorporated by reference)

        10.2 Amended 1991 Stock Incentive Plan (previosly filed as an exhibit to Star Banc Corporation's 1993 Proxy
              Statement and incorporated by reference)

        10.3 1987 Deferred Compensation Plan (previously filed as an exhibit to Star Banc Corporation's Registration Statement No. 33-10085 and incorporated by reference)

        10.4 1996 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's 1996 Proxy Statement and incorporated by reference)

        10.5 Severence and Employment Agreements of Messrs. Fitzsimonds and Becker (incorporated by reference to Exhibits 10.1 and 10.2 of the Registration Statement No. 333-64099 of Firstar)

        10.6  Severence and Employment Agreements of Mr. Grundhofer

        13.   1998 Annual Report to Shareholders

        21.   Subsidiaries of Firstar Corporation

        23.   Consent of Independent Auditors

        24.   Powers of Attorney

        27.   Financial Data Schedule

              Firstar will file with the Commission its long-term debt indentures as exhibits upon request. Copies of exhibits may be obtained at a cost of 30 cents per page upon written request to the chief financial officer.

  (b) A Form 8-K dated November 20, 1998 was filed relating to the completed merger of Star Banc Corporation and Firstar
Corporation.

       A Form 8-K/A dated November 20, 1998 was filed relating to the adoption of the Preferred Shares Purchase Plan of Firstar

       A Form 8-K dated March 9, 1999 was filed relating to the change of Firstar's independent public accountants, the announcement of a three-for-one stock split and the announcement of a stock buyback plan.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized as of March 22, 1999.


                                              FIRSTAR CORPORATION

                                             /s/ Jerry A. Grundhofer
                                             ------------------------
                                             Jerry A. Grundhofer
                                             President, Chief Executive
                                             Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 22, 1999.


/s/ Jerry A. Grundhofer                      /s/ Roger L. Fitzsimonds
--------------------------                   ------------------------
Jerry A. Grundhofer                          Roger L. Fitzsimonds
President, Chief Executive                   Chairman and Director
Officer and Director


/s/ David M. Moffett                         /s/ James D. Hogan
--------------------------                   ------------------------
David M. Moffett                             James D. Hogan
Vice Chairman and Chief                      Senior Vice President
Financial Officer                            and Controller



DIRECTORS
Paul M Baker*
Michael E. Batten*
James R. Bridgeland, Jr.*
Laurance L. Browning, Jr.*
Victoria B. Buyniski*
Robert C. Buchanan*
Samuel M. Cassidy*
George M. Chester, Jr*
V. Anderson Coombe*
John C. Dannemiller*
James L. Forbes*
David B. Garvin*
J. P. Hayden, Jr*
Joe F. Hladky*
Roger L. Howe*
Thomas J. Klinedinst, Jr.*
William H. Lacy*
Sheldon B. Lubar*
Kenneth P. Manning*
Daniel F. McKeithan, Jr.*
Charles S. Mechem, Jr.*
Daniel J. Meyer*
David B. O'Maley*
Robert J. O'Toole*
O'dell M. Owens, M.D.,M.P.H.*
Thomas E. Petry*
Judith D. Pyle
John J. Stollenwerk*
Oliver W. Waddell*
William W. Wirtz




*By:  /s/ Jerry A. Grundhofer
-----------------------------
Jerry A. Grundhofer
Attorney-in-fact