Form 10-Q
period 1999-03-31
FIRSTAR CORP /NEW/
filed 1999-05-14
CIK 1074023

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED MARCH 31, 1999  COMMISSION FILE NUMBER 1-2981




FIRSTAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)




      WISCONSIN                                    39-1940778
  (State of Incorporation)                     (I.R.S. EMPLOYER
                                                Identification No.)




         777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202

                    Telephone Number (414) 765-4321







The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the precedeing 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of April 30, 1999, 661,424,492 shares of common stock were outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 1999

							          Page
Table of Contents                                               Number
----------------------------------------------------------------------
Part I. Financial Information:
	Financial Highlights.........................................3
	Item 1. Financial Statements:
		Condensed Consolidated Financial Statements..........4
		Notes to Condensed Consolidated Financial Statements.8
	Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations.................16
	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk...................................17

Part II. Other Information:
	Item 1. Legal Proceedings.................................none
	Item 2. Changes in Securities.............................none
	Item 3. Defaults Upon Senior Securities...................none
	Item 4. Submission of Matters to a Vote
		of Security Holders...............................none
	Item 5. Other Information...................................27
	Item 6. Exhibits and Reports on Form 8-K....................34

Signatures..........................................................34

PART I.  FINANCIAL INFORMATION
FIRSTAR CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)
                                                    First Quarter
                                          -------------------------------------
                                                                        Percent
                                                  1999           1998    Change
                                          ------------    -----------  --------
Net income............................... $    169,587   $    138,834     22.2 %

Per share:
  Basic earnings per common share........ $       0.26   $       0.22     17.7 %
  Diluted earnings per common share......         0.25           0.21     17.9
  Common dividends declared..............         0.10           0.08     25.0
  Book value per common share............         5.56           5.11      8.9
  Market value per common share..........        29.83          19.71     51.3

Average balances:
  Total assets........................... $ 38,202,899   $ 34,429,252     11.0 %
  Earning assets.........................   33,732,071     31,061,688      8.6
  Loans, net of unearned interest........   26,170,012     24,198,975      8.1
  Deposits...............................   27,825,322     25,399,428      9.6
  Total shareholders' equity.............    3,656,466      3,077,477     18.8

Ratios:
  Return on average assets...............         1.80 %         1.64 %
  Return on average equity...............        18.81          18.30
  Average total shareholders' equity
    to average total assets..............         9.57           8.94

  Risk-based capital ratios:
    Tier 1...............................         9.29           9.88
    Total................................        11.29          12.26
  Leverage - average assets (a)..........         8.07           8.36

  Net interest margin....................         4.49           4.51
  Noninterest expense to net revenue.....        50.10          55.02
  Noninterest income as a percent
    of net revenue.......................        37.24          36.09
  Net income to net revenue..............        28.31          25.43
Excluding Merger Related Charges:
  Net income............................. $    179,272   $    138,834     29.1 %
  Noninterest expense....................      285,169        300,395     (5.1)
  Basic earnings per common share........         0.27           0.22     22.7
  Diluted earnings per common share......         0.27           0.21     28.6
  Return on average assets...............         1.90 %         1.64 %
  Return on average common equity........        19.88          18.30
  Noninterest expense to net revenue.....        47.60          55.02

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter' average assets.

All per share data has been restated to reflect the three for one stock split completed as of March 31, 1999.

					-3-

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

                                                      March 31,     December 31,
                                                        1999             1998
                                                    -----------      -----------
ASSETS:
Cash and due from banks.............................$ 2,069,888      $ 2,349,532
Money market investments.............................    86,220           75,524
Trading securities...................................        --            2,754
Investment securities:
  Available-for-sale................................. 5,720,607        6,220,902
  Held-to-maturity (market value of $229,713 at
    March 31, 1999 and $137,287 at December 31, 1998)   219,007          135,407
                                                     ----------       ----------
  Total securities................................... 5,939,614        6,356,309
Loans:
  Commercial loans................................... 9,284,217        9,264,143
  Real estate loans.................................. 9,269,501        9,110,524
  Retail loans....................................... 7,773,591        7,493,390
                                                     ----------       ----------
    Total loans......................................26,327,309       25,868,057
          Allowance for loan losses..................   401,943          395,956
                                                     ----------       ----------
    Net loans........................................25,925,366       25,472,101
Loans held for sale.................................. 1,179,985        1,539,892
Premises and equipment...............................   609,377          629,464
Acceptances - customers' liability...................    22,438           29,916
Other assets......................................... 2,118,962        2,020,347
                                                     ----------       ----------
    Total assets....................................$37,951,850      $38,475,839
                                                     ----------       ----------
                                                     ----------       ----------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits......................$ 5,982,868      $ 6,649,199
  Interest-bearing deposits..........................21,884,893       22,201,566
                                                     ----------       ----------
      Total deposits.................................27,867,761       28,850,765
Short-term borrowings................................ 3,913,666        3,643,308
Long-term debt....................................... 1,687,599        1,708,869
Acceptances outstanding..............................    22,438           29,916
Other liabilities....................................   782,132          713,068
                                                     ----------       ----------
    Total liabilities................................34,273,596       34,945,926
                                                     ----------       ----------
SHAREHOLDERS' EQUITY:
Common stock:
  Shares authorized - 800,000,000 at March 31, 1999 and
    December 31, 1998
  Shares issued - 664,101,978 at March 31, 1999 and
    658,291,470 at December 31, 1998.................     6,641            6,583
Surplus.............................................. 1,266,731        1,172,148
Retained earnings.................................... 2,370,742        2,267,263
Treasury stock, at cost - 2,887,734 shares at March 31,
  1999 and 2,050,458 shares at December 31, 1998.....   (41,720)         (15,928)
Accumulated other comprehensive income...............    75,860           99,847
                                                     ----------       ----------
    Total shareholders' equity....................... 3,678,254        3,529,913
                                                     ----------       ----------
    Total liabilities and shareholders' equity......$37,951,850      $38,475,839
                                                     ----------       ----------
                                                     ----------       ----------
The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)
                                           First Quarter
                                       ------------------
                                          1999      1998
                                       --------  --------
INTEREST INCOME:
Interest and fees on loans.............$528,102  $524,083
Interest and fees on loans held for sale 27,156    11,154
Interest on investment securities:
  Taxable............................... 75,533    78,857
  Non-taxable........................... 17,385    17,006
Interest on trading secyrities..........     11        26
Interest on money market investments....  1,298     2,670
                                        -------   -------
  Total interest income.................649,485   633,796
                                        -------   -------
INTEREST EXPENSE:
Interest on deposits....................210,579   218,462
Interest on short-term borrowings....... 46,873    47,681
Interest on long-term debt.............. 26,180    28,922
                                        -------   -------
  Total interest expense................283,632   295,065
                                        -------   -------
    Net interest income.................365,853   338,731

Provision for loan losses............... 35,910    28,645
                                        -------   -------
    Net interest income after
      provision for loan losses.........329,943   310,086
                                        -------   -------
NONINTEREST INCOME:
Trust income............................ 72,353    62,741
Mortgage banking income................. 33,899    33,529
Retail deposit income................... 22,111    21,613
Cash management income.................. 23,028    20,042
Credit card income...................... 21,674    18,088
ATM Income..............................  6,661     6,019
Investment securities gains/(losses)-net     (2)      329
All other income........................ 43,360    34,682
                                        -------   -------
  Total noninterest income..............223,084   197,043
                                        -------   -------
NONINTEREST EXPENSE:
Salaries................................116,767   127,746
Pension and other employee benefits..... 22,379    28,196
Equipment expense....................... 21,742    23,351
Occupancy expense - net................. 26,215    24,353
All other expense....................... 98,066    96,749
                                        -------   -------
                                        285,169   300,395
Merger related charges.................. 15,000        --
                                        -------   -------
  Total noninterest expense.............300,169   300,395
                                        -------   -------

INCOME BEFORE TAX.......................252,858   206,734
Income tax.............................. 83,271    67,900
                                        -------   -------
NET INCOME.............................$169,587  $138,834
                                        -------   -------
                                        -------   -------
PER SHARE:
Basic earnings per common share........$   0.26  $   0.22
Diluted earnings per common share.......   0.25      0.21
Common stock cash dividends declared....   0.10      0.08

The accompanying notes are an integral part of these statement

All per share data has been restated to reflect the three for stock split completed in as of March 31, 1999.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
                                                                                                       Employee
                                                                                                          Stock
                                                                                       Accumulated    Ownership
                                                                                             Other  Plan Shares
                           Preferred    Common                Retained     Treasury  Comprehensive    Purchased           Total
                               Stock     Stock     Surplus    Earnings        Stock         Income    With Debt          Equity
                           ---------  --------  ----------  ----------  ------------ -------------  ------------   ------------
Balance, January 1, 1998....$  5,308  $  6,328  $  778,990  $2,095,443  $  (167,180) $      32,848  $    (1,846)   $  2,749,891

 Net income.................                                   138,834                                                  138,834

 Unrealized gain
  on securities
  available for sale........                                                                 7,164                        7,164

 Reclassification adjustment
   for gains realized
   in net income............                                                                  (329)                        (329)

 Income taxes...............                                                                (2,750)                      (2,750)
                                                                                                                      ---------
 Comprehensive income                                                                                                   142,919

 Cash dividends declared
  on common stock...........                                   (54,528)                                                 (54,528)

 Cash dividends declared
  on preferred stock........                                       (83)                                                     (83)

 Conversion of preferred
  stock into common stock...    (591)                   34         492           64                                          (1)

 Issuance of common stock
  and treasury shares.......               183     305,883      12,509      173,067                                     491,642

 Purchase of treasury
  stock.....................                                                (14,312)                                    (14,312)

 Shares reserved to meet
  deferred compensation
  obligations...............                         1,912                     (719)                                      1,193

 Amortization of stock
  awards....................                           142                                                                  142

 ESOP debt reduction, net...                                                                                167             167
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------
Balance, March 31, 1998.....$  4,717 $   6,511 $ 1,086,961 $ 2,192,667     $ (9,080)    $   36,933    $  (1,679)    $ 3,317,030
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------

Balance, January 1, 1999....$     -- $   6,583 $ 1,172,148 $ 2,267,263     $(15,928)   $   99,847     $      --     $ 3,529,913

 Net income.................                                   169,587                                                  169,587

 Unrealized loss
  on securities
  available for sale........                                                              (39,361)                      (39,361)

 Reclassification adjustment
   for losses realized
   in net income............                                                                    2                             2

 Income taxes...............                                                               15,372                        15,372
                                                                                                                      ---------
 Comprehensive income                                                                                                   145,600

 Cash dividends declared
  on common stock...........                                   (66,108)                                                 (66,108)

 Issuance of common stock
  and treasury shares.......                 58     92,047                       31                                      92,136

 Purchase of treasury
  stock.....................                                                (24,407)                                    (24,407)

 Shares reserved to meet
  deferred compensation
  obligations...............                         1,416                   (1,416)                                         --

 Amortization of stock
  awards....................                         1,120                                                                1,120
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------
Balance, March 31, 1999.....$     -- $   6,641 $ 1,266,731 $ 2,370,742     $(41,720)    $   75,860    $       --    $ 3,678,254
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------

The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                            Three Months Ended
                                                                             March 31
                                                                                 1999            1998
                                                                         -------------------------------
                                                                            (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    169,587   $     138,834
   Adjustments:
      Depreciation and amortization                                             32,194          24,508
      Intangible amortization                                                   15,991          11,301
      Provision for loan losses                                                 35,910          28,645
      Net (increase) decrease in trading securities                              2,753          (2,516)
      Provision for deferred taxes                                              50,794          13,050
      (Gain) / loss on sale of premises and equipment - net                        393            (386)
      (Gain) / loss on sale of securities - and other assets                       (84)           (285)
      (Gain) / loss on sale of mortgage loans                                  (26,261)        (12,403)
      Proceeds from sale of mortgage loans                                   2,198,366       1,223,344
      Mortgage loans originated for sale on the secondary market            (1,812,198)     (1,704,831)
      Net change in other assets and liabilities                                (3,279)          6,140
                                                                          -------------  --------------
            Total adjustments                                                  494,579        (413,433)
                                                                          -------------  --------------
            Net cash  provided by/(used in) operating activities               664,166        (274,599)
                                                                          -------------  --------------
Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities                    3,028         119,828
      Proceeds from maturities of available-for-sale securities                426,242         149,310
      Proceeds from sales of available-for-sale securities                      15,782         311,676
      Purchase of held-to-maturity securities                                        0         (65,207)
      Purchase of available-for-sale securities                                 (3,258)       (285,384)
      Net change in loans                                                     (646,121)       (100,247)
      Proceeds from sales of loans                                              28,443          47,720
      Proceeds from sales of premises and equipment                                727          (8,727)
      Purchases of premises and equipment                                      (25,894)        (26,661)
      Acquisitions, net of cash acquired                                             0        (134,854)
                                                                          -------------  --------------
            Net cash provided by/(used in) investing activities               (201,051)          7,454
                                                                          -------------  --------------
Cash Flows from Financing Activities:
      Net change in deposits                                                  (983,004)        647,719
      Net change in short-term borrowings                                      270,358          22,752
      Principal payments on long-term debt                                     (61,522)       (425,042)
      Proceeds from issuance of long-term debt                                  40,000         127,022
      Proceeds from issuance of common stock                                    92,136          21,117
      Purchase of treasury stock                                               (24,407)        (14,312)
      Shares reserved to meet deferred compensation obligations                      0           1,193
      Dividends paid                                                           (65,624)        (49,730)
                                                                          -------------  --------------
            Net cash provided by/(used in) financing activities               (732,063)        330,719
                                                                          -------------  --------------
Net change in cash and cash equivalents                                       (268,948)         63,574
Cash and cash equivalents at beginning of period                             2,425,056       2,228,920
                                                                          -------------  --------------
Cash and cash equivalents at end of period                                $  2,156,108   $   2,292,494
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    285,526   $     256,045
      Income taxes                                                               3,123           1,562

Transfer to foreclosed assets from loans                                  $     10,457   $       3,787


                                                                      -7-

Notes to Consolidated Financial Statements (Unaudited)
Note 1.  Basis of Presentation
------------------------------
  These condensed consolidated financial statements have been prepared by Firstar Corporation ("Firstar") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in Firstar's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

  These condensed consolidated financial statements include the accounts of Firstar and all of its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.


Note 2.  Investment Securities
------------------------------
  The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at March 31, 1999 and December 31, 1998. (dollars in thousands)

		                              March 31, 1999                                  December 31, 1998
                            ------------------------------------------------    --------------------------------------------
			     Amortized               Unrealized         Fair     Amortized          Unrealized          Fair
			          Cost        Gains      Losses        Value          Cost      Gains     Losses       Value
                            ----------   ----------   ---------   ----------    ----------   --------   --------  ----------
Held-to-Maturity
----------------
Mortgage-backed
  securities		    $   56,540	 $       --   $   167	  $   56,373	$   61,955   $     --	$   448	  $   61,507
Obligations of state and
  political subdivisions       162,467	     10,993       120	     173,340	    73,452	2,951	    623	      75,780
                            ----------   ----------   ---------   ----------    ----------   --------   --------  ----------
  Total held-to-
	maturity securities $  219,007	 $   10,993   $   287	  $  230,713	$  135,407   $  2,951   $ 1,071   $  137,287
                            ----------   ----------   ----------  ----------    ----------   --------   --------  ----------
                            ----------   ----------   ----------  ----------    ----------   --------   --------  ----------

		                               March 31, 1999                                  December 31, 1998
                            ------------------------------------------------    --------------------------------------------
			     Amortized          Unrealized              Fair     Amortized         Unrealized           Fair
			          Cost        Gains      Losses        Value          Cost      Gains     Losses       Value
                            ----------   ----------   ---------   ----------    ----------   --------   --------  ----------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies	      	    $1,178,301   $   38,000   $     1	  $1,216,300	$1,263,768   $ 53,076	$    12	  $1,316,832
Mortgage-backed
  securities	             2,744,412	     47,290     3,667	   2,788,035	 3,042,011     66,666	  2,152	   3,106,525
Obligations of state and
  political subdivisions     1,396,026       36,975	  346      1,432,655     1,467,641     39,737	    346    1,507,032
Other debt securities	         5,661            4	   51	       5,614	     8,176	    1	     31	       8,146
Money market mutual funds	61,509 	         --	   --	      61,509 	    47,492	   --	     --	      47,492
Federal Reserve/FHLB
  stock and other  	            -- 	         --	   --	          -- 	        -- 	   --	     --	          --
  equity securities	       216,494	         --	   --        216,494	   234,708	  167	     --	     234,875
                            ----------   ----------   -------     ----------    ----------   --------  --------   ----------
  Total available-for-
      sale securities	    $5,602,403	 $  122,269   $ 4,065	  $5,720,607	$6,063,796   $159,647	$ 2,541   $6,220,902
                            ----------   ----------   -------     ----------    ----------   --------   -------   ----------
                            ----------   ----------   -------     ----------    ----------   --------   -------   ----------

  As of March 31, 1999, Firstar reported a net unrealized gain of $118.2 million for available-for-sale securities. For the first three months of 1999, the after-tax net unrealized gain/
(loss) reported as a separate component of equity decreased from a net unrealized gain of $99.8 million to a net unrealized gain of $75.9 million.

  During the first quarter of 1999 approximately $89 million in municipal loans were reclassified to obligations of state and political subdivisions.

  The following table presents the amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 1999 (dollars in thousands)

 	                                              Amortized           Fair
Held-to-Maturity  				  	   Cost          Value
----------------                                    -----------    -----------
One year or less				    $    92,637    $    92,669
After one year through five years			 33,273	        34,651
After five years through ten years			 46,789	        50,726
After ten years						 46,308	        51,667
                                                    -----------    -----------
	Total					    $   219,007	   $   229,713
                                                    -----------    -----------
                                                    -----------    -----------
Available-for-Sale
------------------
One year or less			 	    $   691,156    $   699,882
After one year through five years		      3,437,983	     3,520,221
After five years through ten years		      1,062,897	     1,087,213
After ten years			                        193,873	       196,797
                                                    -----------    -----------
	Total					    $ 5,385,909	   $ 5,504,113
                                                    -----------    -----------
                                                    -----------    -----------

Note: Maturity information related to mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments.

Note 3. Loans
-------------
  The following table summarizes the composition of the loan portfolio, net of unearned interest, as of March 31, 1999 and December 31, 1998.
(dollars in thousands)

                                          March 31, 	      December 31,
					      1999  	  	     1998
                                       -----------             -----------
Commercial loans:
 Corporate loans		       $ 6,995,395	       $ 6,889,149
 Asset-based lending 			   767,836		   860,024
 Commercial leasing 			 1,307,493		 1,204,549
 Industrial revenue bonds 		   213,493		   310,421
                                       -----------             -----------
	Total commercial loans 		 9,284,217		 9,264,143
                                       -----------             -----------
Real estate loans:
 Residential mortgage			 3,211,104		 3,285,400
 Commercial mortgage 			 4,868,793		 4,611,442
 Construction and land development 	 1,189,604		 1,213,682
                                       -----------             -----------
	Total real estate loans 	 9,269,501		 9,110,524
                                       -----------             -----------
Retail loans:
 Installment 				 5,106,120		 4,907,715
 Credit cards				 1,184,806		 1,220,240
 Retail leasing 	                 1,482,665		 1,365,435
                                       -----------             -----------
	Total retail loans 		 7,773,591		 7,493,390
                                       -----------             -----------
	Total loans		       $26,327,309	       $25,868,057
                                       -----------             -----------
                                       -----------             -----------

Note 4.  Impaired Loans
-----------------------
  The following table shows Firstar's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 31, 1999 and December 31, 1998.
(dollars in thousands)

	                                       March 31, 1999                December 31, 1998
                                        --------------------------      --------------------------
					  Recorded       Valuation	  Recorded	 Valuation
					Investment 	 Allowance	Investment	 Allowance
                                        ----------      ----------      ----------      ----------
Impaired Loans:
  Valuation allowance required		$   34,532 	$  10,094	 $  44,096	$    9,042
  No valuation allowance required           57,376 	       --	    53,568	        --
                                        ----------      ----------      ----------      ----------
      Total impaired loans		$   91,908 	$  10,094	 $  97,664	$    9,042
                                        ----------      ----------      ----------      ----------
                                        ----------      ----------      ----------      ----------

  The average recorded investment in impaired loans for the three months ended March 31, 1999 was $94.6 million, compared to $87.1 million for the same period in 1998.
As a general policy, Firstar applies both principal and interest payments received on impaired loans as a reduction of principal.

Note 5. Allowance for Loan Losses
---------------------------------
  A summary of the activity in the allowance for loan losses is shown in the following table.
(dollars in thousands)

           					     Three Months Ended	 	  Year Ended
                                                  ---------------------          -----------
							 March 31,          	 December 31,
                                                  ---------------------          -----------
						      1999 	   1998 	        1998
                                                  ---------    ---------           ---------
Balance - beginning of period 		          $ 395,956    $ 372,933 	   $ 372,933
  Loans charged-off 				    (41,981)	 (40,161)	    (170,838)
  Recoveries on loans previously charged-off         12,058 	  13,163 	      49,437
                                                  ---------    ---------           ---------
      Net charge-offs 				    (29,923)	 (26,998)	    (121,401)

  Provision charged to earnings 		     35,910 	  28,645 	     113,636
  Allowances of banks purchased		                 --       18,367	      30,788
                                                  ---------    ---------           ---------
Balance - end of period 			  $ 401,943    $ 392,947	   $ 395,956
                                                  ---------    ---------           ---------
                                                  ---------    ---------           ---------

Note 6.  Deposits
-----------------
  The following table summarizes the composition of deposits of Firstar as of March 31, 1999 and December 31, 1998. (dollars in thousands)

         	 			         March 31, 	       December 31,
					             1999  	  	      1998
                                              -----------              -----------
Noninterest-bearing deposits		       $5,982,868		$6,649,199
Interest-bearing deposits:
   Savings					2,236,033		 2,272,495
   NOW accounts					3,601,242		 3,848,752
   Money market deposit accounts		6,109,870		 5,959,710
   Time deposits $100,000 and over - domestic	1,404,532		 1,614,748
   Foreign deposits $100,000 and over		  512,688		   343,574
   All other deposits				8,020,528                8,162,287
                                              -----------              -----------
      Total interest-bearing deposits	       21,884,893		22,201,566
                                              -----------              -----------
      Total deposits			      $27,867,761	       $28,850,765
                                              -----------              -----------
                                              -----------              -----------

Note 7. Income Tax
------------------
  The components of the net deferred tax liability included in other liabilities on the Corporation's consolidated balance sheets at March 31, 1999 and December 31, 1998 are shown in the following table. (dollars in thousands)

						  March 31,        December 31,
						      1999  	          1998
                                                 ----------        ------------
Deferred tax liabilities:
   Equipment leased to customers	          (287,151)	      (251,215)
   Securities available for sale		   (42,559)	       (57,716)
   Bank premises and equipment			   (16,886)	       (16,886)
   Acquired assets accounted for
     as a purchase				   (11,455)	       (11,777)
   Pension and post-retirement
     benefits			                    (9,527)		(8,492)
   Deferred loan fees and costs		       	    (5,615)	        (4,525)
   FHLB dividends 			           (10,459)	        (9,959)
   Other--net				            (7,789)             (6,214)
Deferred tax assets:
   Allowance for loan losses   		           151,502	       144,625
   State and federal net
      operating loss carry forwards		    20,406		20,406
   Deferred compensation 			    18,986		14,977
   Merger-related charges			    24,409		43,790
   Federal ATM credit carryforward		    12,568		 7,568
   Charitable contributions carryforward     	     4,100 	         4,100
                                                 ----------          ----------
      Subtotal                 	 		  (159,470)	      (131,318)
                                                 ----------          ----------
   Valuation Allowance				   (10,854)	       (10,854)
                                                 ----------          ----------
      Net deferred tax liability	  	$ (170,324)	     $(142,172)
                                                 ----------          ----------
                                                 ----------          ----------

Note 8. Merger and Related Charges
----------------------------------
  Firstar recorded merger and integration charges of $243.0 million in 1998 and $15.0 million in the first quarter of 1999. Merger and integration charges were associated with the mergers of Firstar Corporation and Star Banc
Corporation in the fourth quarter of 1998 and the acquisition of Trans Financial Inc. in the third quarter of 1998. The components of the charges are shown below. (dollars in thousands)

 			   First Quarter
               			    1999  	        1998
                           -------------            --------
Severance and related costs	$  1,030            $ 86,576
Fixed asset write-downs		      -- 	      26,646
Lease termination charges	      -- 	      16,476
System conversions	      	  13,636	      34,026
Charitable contributions      	      --              23,000
Professional fees		      -- 	      45,700
Other merger-related expenses	     334              10,546
                                --------            --------
     Total			$ 15,000            $242,970
                                --------            --------
                                --------            --------

  The following table presents a summary of activity with respect to the merger related accrual:

Balance at December 31, 1998	$ 129,198
Merger-related charge		   15,000
Cash payments		  	  (47,642)
Noncash write-downs		  (27,509)
                                ---------
Balance at March 31, 1999	$  69,047
                                ---------
                                ---------

  Firstar expects to incur additional merger-related expenses during 1999 in connection with the combining of operations of Firstar Corporation and Star Banc
Corporation.


Note 9. Mortgage Servicing Assets
---------------------------------
  Mortgage servicing rights are capitalized based upon their fair value at the time a loan is sold. Impairment testing is performed on a quarterly basis in accordance with SFAS No. 125 which was adopted by Firstar in 1997.

  The fair value of capitalized mortgage servicing rights was $202.3 million on March 31, 1999 and $199.8 million on December 31, 1998. Firstar serviced $14.9 billion of mortgage loans for other investors as of March 31, 1999 and $14.7 billion of mortgage loans for other investors as of December 31, 1998.

  Changes in capitalized mortgage servicing rights at March 31, 1999 and December 31, 1998 are summarized in the following table. (dollars in thousands)

				        March 31,     December 31,
					    1999  	     1998
					--------      -----------
Mortgage Servicing Assets:
Balance at beginning of year	       $ 182,692 	 $ 72,337
   Amount added in acquisitions		      -- 	   51,731
   Amount capitalized			  46,497 	  152,070
   Amortization				 (10,227)	  (28,586)
   Sales				 (39,747)	  (64,630)
   Valuation allowance	          	    (230)	     (230)
                                       ---------        ---------
	  Balance at end of period     $ 178,985 	$ 182,692
                                       ---------        ---------
                                       ---------        ---------

Note 10.  Earnings Per Share
----------------------------
  The following table shows the amounts used in the computation of basic and diluted earnings per share, in accordance with SFAS No. 128 for the three months ended March 31, 1999 and 1998. (dollars in thousands)

						       First Quarter
                                                ------------------------
						    1999    	    1998
                                                --------        --------
Net income					$169,587 	$138,834
Dividends on preferred stock			      --	      83
                                                --------        --------
   Net income available to
     common shareholders	 	 	$169,587	$138,751
                                                --------        --------
                                                --------        --------
Weighted average shares (000's):
Common shares					 661,572	 637,416
Options and stock plan				  13,546	  14,112
                                                --------        --------
Weighted average diluted common shares           675,118	 651,527
                                                --------        --------
                                                --------        --------

Basic earnings per common share			$   0.26       	$   0.22
                                                --------        --------
                                                --------        --------

Diluted earnings per common share           	$   0.25	$   0.21
                                                --------        --------
                                                --------        --------

Note 11.  Pending Acquisitions
------------------------------
  On April 30, 1999, Firstar Corporation and Mercantile
Bancorporation Inc. signed a definitive agreement to merge through an exchange of shares. Under the terms of the agreement, Mercantile shareholders will receive
2.091 shares of Firstar common stock for each share of Mercantile common stock. The combined company will have assets of approximately $75 billion. The merger is expected to be completed in the fourth quarter of 1999 and, subsequent to regulatory and shareholder approvals, will be accounted for as a pooling of interests.

  A summary of unaudited pro forma financial information giving effect to the merger is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future.

                                          Years Ended December 31,
                                     ------------------------------
		                         1998      1997        1996
                                     --------  --------    --------
                            (millions of dollars, except per share)
Total average assets		     $ 71,096  $ 60,722    $ 54,565
Net interest revenue			2,517	  2,350       2,201
Other operating revenue			1,402	  1,126	        989
Other operating expense			2,548	  2,113	      1,957
Net income				  805	    761	        700
Diluted earnings per common share 	  .81	    .82	        .75

Note 12.  Business Segments
---------------------------
  Firstar's operations include three primary business segments:
Consumer Banking, Wholesale Banking, and Trust and Private Banking. Selected financial information by business segment is summarized below. This information is derived from the internal reporting systems used by management to assess segment performance.

  Consumer banking provides deposit, installment and credit card lending, mortgage banking, leasing, investment, payment systems and other financial services to individuals and small businesses. These services are provided through retail branch offices, ATMs, voice banking, PC and video banking options.

  Wholesale banking provides traditional business lending, asset-based lending, commercial real estate loans, equipment financing, cash management services and international trade services to businesses and governmental entities.

  Trust and private banking provides personal financial and asset management services, comprehensive employee benefit plan services, mutual fund custody and corporate bond and stock transfer services.

  Treasury includes the net effect of transfer pricing of interest income and expense along with the operating results of the investment securities and residential loan portfolios. All revenue and expenses of administrative and support functions has been allocated to the primary business segments.

  Certain asset balances have been reclassified between business segments during the first quarter of 1999. Prior year segment data has been restated to be comparable to the current period's presentation.

  Additionally, transfer pricing methodology used for allocating net interest income for certain asset and liability categories is different from that used in the prior year's reporting. The transfer pricing methodology used in the first quarter of 1999 was based upon the anticipated cash flows ("cash flow method") of underlying assets and liabilities. During 1998, net interest revenue was allocated to segments based upon average maturities ("average maturity method") of the underlying assets and liabilities. Accurate data related to the anticipated cash flows of the underlying assets and liabilities for periods during 1998 or data related to average maturities of assets and liabilities during 1999 is impracticable to cost effectively obtain. Therefore, segment information for 1998 has not been restated using the cash flow method. Additionally, restatement of segment information for 1999 determined under the average maturity method is also impracticable.

                                                      For the quarter ended March 31, 1999
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private                                Related
                                Banking      Banking      Banking     Treasury        Total     Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   226,874  $    85,864  $    15,618  $    47,660  $   376,016  $            $    376,016
Provision for loan losses       24,412        8,260          180        3,058       35,910                     35,910
Noninterest income             112,561       29,820       74,185        6,518      223,084                    223,084
Noninterest expense            205,238       26,990       48,214        4,727      285,169       15,000       300,169
Income taxes*                   38,994       28,569       14,708       16,478       98,749       (5,315)       93,434
----------------------------------------------------------------------------------------------------------------------
     Net income            $    70,791  $    51,865  $    26,701  $    29,915  $   179,272  $    (9,685) $    169,587
----------------------------------------------------------------------------------------------------------------------
Average balances:
   Loans                   $11,427,935  $11,105,815  $   872,658  $ 2,763,604  $25,990,012
   Total assets             14,082,840   12,617,111    1,117,466   10,385,482   38,202,899
   Deposits                 22,240,773    3,534,295    1,537,862      512,392   27,825,322
----------------------------------------------------------------------------------------------------------------------

                                                      For the quarter ended March 31, 1998
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private                                Related
                                Banking      Banking      Banking     Treasury        Total     Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   196,116  $    78,056  $    14,032  $    60,736  $   348,940  $            $    348,940
Provision for loan losses       22,677        5,475           49          444       28,645                     28,645
Noninterest income             101,082       24,462       66,994        4,505      197,043                    197,043
Noninterest expense            203,153       26,770       65,171        5,301      300,395                    300,395
Income taxes*                   25,696       25,302        5,691       21,421       78,110                     78,110
----------------------------------------------------------------------------------------------------------------------
     Net income            $    45,672  $    44,971  $    10,115  $    38,075  $   138,833  $         0  $    138,833
----------------------------------------------------------------------------------------------------------------------
Average balances:
   Loans                   $10,355,444  $ 9,398,857  $   798,879  $ 3,645,795  $24,198,975
   Total assets             11,966,801   10,506,217      988,092   10,968,142   34,429,252
   Deposits                 20,356,776    3,131,779    1,398,225      512,648   25,399,428
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations

Overview

  Net income of Firstar Corporation ("Firstar") for the quarter ended March 31, 1999 was $169.6 million, a 22.2% increase over the first quarter of 1998. Diluted earnings per common share was $.25 for the first quarter of 1999, compared to $.21 for the same period of the prior year, an increase of 17.9%. All per share amounts have been restated for the three for one stock split completed as of March 31, 1999. Return on average assets was 1.80% for the first quarter of 1999, compared to 1.64% for the same period in 1998. Return on average common equity was 18.81% compared to 18.30% in the first quarter of last year.

  Included in the first quarter of 1999 expenses were $15.0 million of merger related charges relating to the November 1998 merger of Star Banc Corporation and Firstar.
Firstar anticipates a total of $325.0 million of restructuring and merger related charges of which $232.0 million have been recognized through the end of the first quarter of this year.

  Excluding the merger related charges, net income for the first quarter would have been $179.3 million, an increase of 29.1% over the first quarter of 1998. First quarter 1999 diluted earnings per common share, before merger-related charges, was $.27, or a 28.6% increase over the same quarter of last year. Return on average assets was 1.90% and return on average common equity was 19.88% in the first quarter of 1999, excluding merger-related charges.

  The improvement in net income before merger-related charges resulted from higher net interest revenue and noninterest revenue partially offset by somewhat higher operating costs and an increased loan loss provision.

Financial Condition

  Total assets at March 31, 1999 were $37.95 billion, up $524 million from the $38.48 billion level at December 31, 1998. Total loans increased $459 million, or 1.8% from last year end to $26.33 billion at March 31, 1999. Retail loans increased by $280.2 million, or 3.7%, to $7.77 billion at March 31, 1999. Strong growth in retail installment loans and leases of 4.0% and 8.6%, respectively, were achieved in the first quarter of this year. Commercial loans, including real estate loans, were up $253.3 million, or 1.7%, from December 31, 1998 levels. Residential mortgages continue to decline, down $74.3 million, as normal amortization and prepayments reduce outstandings while new originations are held as an available for sale asset.

  Investment securities declined by $416.7 million during the quarter to $5.94 billion as of March 31, 1999. Scheduled maturities of the investment securities were used to fund in part the increase in loans during the quarter. At March 31, 1999 the net unrealized gain on available for sale securities was $118.2 million and the related after tax increase to shareholders' equity was $75.9 million. Mortgage loans held for sale were $1.18 billion at March 31, 1999, a reduction from the $1.54 billion level at December 31, 1998.

  Total deposits were $27.87 billion at March 31, 1999, a reduction of $983.0 million, or 3.4%, from the December 31, 1998 level. Demand deposit balances declined by $666.3 million to $5.98 billion at March 31, 1999 reflecting, in part, the tendency of commercial customers to maintain higher cash balances at year ends. Interest bearing deposits decreased by $316.7 million, or 1.4%, from year end levels. The shift in deposit preferences continues with reductions in savings, NOW accounts, and small
CDs, collectively down by $425.7 million, being partially offset by the $150.2 million increase in money market accounts. Retail deposit customers are seeking higher yields in deposit accounts and alternative investment vehicles thus limiting Firstar's ability to maintain or increase deposits. Short-term borrowed funds increased by $270.4 million, or 7.4%, during the quarter to a level of $3.91 billion. Increased usage of this funding source was necessary to replace the reduced levels of deposits.

Results of Operations

  Net interest income, Firstar's principal source of revenue, increased by $27.1 million, or 7.8% on a tax equivalent basis compared to the first quarter of 1998.
The increase was due to higher average earning asset balances partially offset by a slightly reduced net interest margin. Average earning assets were up $2.67 billion, or 8.6% over the first quarter of 1998.
Average retail loans increased by $862 million, or 12.7%, while commercial loans rose by $1.93 billion, or 14.6%.
Average loans held for sale more than doubled due to both the acquisition of a mortgage banking business in the first quarter of last year and increased market activity this year.

  The net interest margin decreased by two basis points to 4.49% in the first quarter of 1999 compared to the first quarter of 1998. The yield on total earning assets declined by 46 basis points to 7.90% in the current quarter. The yield on total loans decreased by 58 basis points reflecting generally market driven forces.
The rate paid on interest bearing liabilities declined by 54 basis points similarly reflecting lower market rates. Interest spread, the difference between the rate on total earning assets and the rate on interest bearing liabilities increased by eight basis points. The contribution of interest free funds to net interest margin declined, however, by ten basis points producing the net reduction in margin of two basis points. The contribution of interest free funds was lessened by the absolute reduction in interest rate levels along with a higher proportion of earning assets funded by interest bearing liabilities. Table 1 provides detailed information on the average balances, interest income/expense and rates earned or paid.

  Firstar's major market risk exposure is to changing interest rates. To minimize the volatility of net interest income to adverse changes in interest rates, Firstar has established guidelines for its asset and liability activities through its Asset/Liability Policy Committee.
This committee has the responsibility for approving and ensuring compliance with policies including interest rate risk exposure, off-balance-sheet activity and the investment portfolio position.

  One of the primary tools to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis. This earnings simulation model estimates net interest income under a variety of scenarios that incorporate changes in the shape of the yield

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)

                                           First Quarter, 1999                 First Quarter, 1998
                                   ---------------------------------    --------------------------------
                                         Daily             Average           Daily             Average
                                       Average   Interest     Rate         Average   Interest     Rate
                                   -----------  ---------  -------      ----------  ---------  -------
ASSETS:
Commercial loans...................$ 9,447,227  $ 177,471     7.60 %    $8,558,458  $ 177,749     8.41 %
Real estate loans..................  9,079,713    180,904     8.04       8,859,346    185,026     8.37
Retail loans.......................  7,643,072    171,774     9.10       6,781,171    163,219     9.75
                                    ----------    -------               ----------    -------
     Total loans..................  26,170,012    530,149     8.19      24,198,975    525,994     8.77
Loans held for sale................  1,493,754     27,156     7.27         634,564     11,154     7.03
Taxable investment securities......  5,955,329    101,035     6.81       6,035,705    104,162     6.93
Money market investments...........    112,976      1,308     4.70         192,444      2,696     5.68
                                    ----------    -------               ----------    -------
     Total interest-earning
	assets..................... 33,732,071  $ 659,648     7.90 %    31,061,688  $ 644,006     8.36 %
                                                  -------     ----                    -------     ----
                                                  -------     ----                    -------     ----
Cash and due from banks............  1,900,638                           1,634,331
Allowance for loan losses..........   (397,604)                           (383,477)
Other assets.......................  2,967,794                           2,116,710
                                    ----------                          ----------
     Total assets..................$38,202,899                         $34,429,252
                                    ----------                          ----------
                                    ----------                          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW....................$ 5,963,638  $  27,091     1.84 %    $5,559,661  $  29,723     2.17 %
Money market deposit accounts......  5,999,374     59,339     4.01       4,518,195     49,831     4.47
Time deposits......................  9,847,594    124,149     5.11      10,068,835    138,908     5.59
Short-term borrowings..............  4,325,306     46,873     4.39       3,699,460     47,681     5.23
Long-term debt.....................  1,707,222     26,180     6.15       1,740,417     28,922     6.65
                                    ----------    -------               ----------    -------
     Total interest-bearing
	liabilities................ 27,843,134  $ 283,632     4.13 %    25,586,568  $ 295,065     4.67 %
                                                  -------     ----                    -------     ----
                                                  -------     ----                    -------     ----

Noninterest-bearing deposits.......  6,014,716                           5,252,737
Other liabilities..................    688,583                             512,470
Shareholders' equity...............  3,656,466                           3,077,477
                                    ----------                          ----------
     Total liabilities and
       shareholders' equity........$38,202,899                         $34,429,252
                                    ----------                          ----------
                                    ----------                          ----------

Net interest revenue/margin.............         $ 376,016     4.49 %                $ 348,941     4.51 %
Interest rate spread....................                       3.77                                3.69

Note: Interest and average rate are presented on a fully-taxable equivalent basis. Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent. The yield on available for sale securities is based upon historical cost balances. The total of nonaccruing loans is included in average amounts outstanding.

curve, changes in interest rate relationships, changes in the direction rates, and changes in the mix and levels of balance sheet accounts.
The most recent simulation projected the impact of a 300 basis point upward or downward gradual change of market interest rates over a one year time period. The results of this simulation indicate that a declining interest rate scenario would increase net interest revenue by 1.0% from a base case, while an increasing rate scenario would decrease net interest revenue by 1.3%.

  The loan loss provision charged to earnings increased by $7.3 million to $35.9 million in the first quarter of 1999 from the first quarter of 1998 due in part to slightly higher charge-offs. Net loan charge-offs were $29.9 million in the first quarter of 1999 compared to $27.0 a year earlier.
Additionally, loan growth during the period required an increased loan loss reserve to maintain adequate reserve levels.

  Noninterest income is a growing source of revenue
for Firstar, representing 37.2% of tax equivalent net
revenue in the first quarter of 1999, up from 36.1%
in the same period of last year. Noninterest income
increased by $26.0 million, or 13.2%, to a level of
$223.1 million in the first quarter of 1999.   Trust
income increased $9.6 million, or 15.3%, due to new business in all product lines and market segments as well as higher stock market values. Additionally, first quarter trust income benefited from the transfer of Firstar sponsored Stellar Funds to in-house processing.
Mortgage banking revenue was up slightly by 1.1% with higher servicing income and origination gains being offset by increased amortization of servicing rights and a lower level of gains realized on the sale of servicing rights. Corporate cash management income increased $3.0 million, or 14.9%, due to new business development, an expanded product line and higher customer transaction volumes. Credit card revenue rose $3.6 million, or 19.8%, due to an expanded customer base, increased merchant activity and card usage. Brokerage revenue declined as a result of the outsourcing of that product to a third party broker.
All other income increased by $5.9 million, or 31.5%, and included leasing related revenues from a recently acquired leasing company. Table 2 shows the components of noninterest income.

  Noninterest expense, excluding merger related expenses, totaled $285.2 million, a decrease of $15.2 million, or 5.1%, from the first quarter of 1998. Staff expense for the first quarter decreased $16.8 million, 10.8%. This decrease resulted primarily from staff reductions in support and back room operations as a result of recently completed mergers. In addition, staff expenses were reduced through new deferrals of loan origination costs and the outsourcing of the brokerage business. Offsetting these decreases somewhat were normal salary increases and staff additions for new branches.
Fringe benefits also declined as result of merging the separate companies' plans.

  Equipment expense declined by $1.6 million, or 6.9%, due to savings resulting from the merger. Occupancy expense increased $1.9 million, or 7.6%, due to both the opening of new branches and acquisitions. Amortization of intangible assets increased $4.7 million, or 41.5%, due to new acquisitions. All other operating expenses declined an aggregate $3.4 million, or

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 NONINTEREST INCOME
(dollars in thousands)

                                                                   % Increase/
                                                First Quarter       (decrease)
                                            --------------------
                                                 1999       1998     1999/1998
                                            -----------------------------------
Trust income                                $  72,353  $  62,741       15.3 %
Mortgage banking                               33,899     33,529        1.1
Cash management income                         23,028     20,042       14.9
Retail deposit fees                            22,111     21,613        2.3
Credit card income                             21,674     18,088       19.8
ATM income                                      6,661      6,019       10.7
Insurance commissions                           6,551      3,892       68.3
International income                            4,933      4,013       22.9
Corporate owned life insurance                  4,795      3,211       49.3
Brokerage revenue                               2,621      4,962      (47.2)
All other income                               24,460     18,604       31.5
                                            ---------  ---------      ------
                                              223,086    196,714       13.4
Investment securities gains/(losses)--net          (2)       329        n/m
                                            ---------  ---------      ------
        Total noninterest income            $ 223,084  $ 197,043       13.2 %
                                            ---------  ---------      ------
                                            ---------  ---------      ------
n/m = not meaningful

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST EXPENSE
(dollars in thousands)

                                                                  % Increase/
                                               First Quarter       (decrease)
                                           --------------------
                                                 1999       1998     1999/1998
                                           -----------------------------------
Salaries                                   $  116,767 $  127,746       (8.6)%
Pension and other
  employee benefits                            22,379     28,196      (20.6)
Equipment expense                              21,742     23,351       (6.9)
Occupancy expense--net                         26,215     24,353        7.6
Amortization of goodwill
  and other intangible assets                  15,991     11,301       41.5
Outside services                               15,720     15,843       (0.8)
Postage and courier                            10,197      8,339       22.3
Marketing expense                               6,665      9,325      (28.5)
Professional services                           3,412      6,347      (46.2)
Travel and entertainment                        3,450      3,445        0.1
Stationery and supplies                         5,104      6,359      (19.7)
All other noninterest expense                  37,527     35,790        4.9
                                            ---------  ---------      ------
                                              285,169    300,395       (5.1)
Merger related expenses                        15,000                   n/m
                                            ---------  ---------      ------
    Total noninterest expense              $  300,169 $  300,395       (0.1)%
                                            ---------  ---------      ------
                                            ---------  ---------      ------
n/m = not meaningful

3.9%, reflecting various cost saving initiatives. Table 3 shows the components of noninterest expenses.

  Before merger related costs, Firstar's efficiency ratio was 47.60% in the first quarter of 1999, a significant improvement over the 55.02% of the first quarter of last year.

Asset Quality

  As of March 31,1999, the allowance for loan losses was $401.9 million, or 1.53% of loans outstanding compared to 1.53% at December 31, 1998 and 1.60% a year earlier. The decrease from the prior year resulted from a change in the management of problem loans as a result of the merger. A more aggressive charge-off policy has been adopted. The allowance as a percentage of nonperforming loans was 330% at March 31, 1999 compared to 318% at December 31, 1998 and 317% a year earlier. Table 4 provides a summary of activity in the allowance for loan losses by type of loan. Net charge-offs totaled $29.9 million in the first quarter of 1999 compared with $27.0 million in the same period of last year. Annualized net charge-offs as a percent of average loans remained essentially level from period to period. Credit card net charge-offs increased from 4.52% of average outstandings in the first quarter of 1998 to 5.19% in the current quarter. Lower charge-off levels in other retail lending and in commercial loans partially offset the increase in credit card losses. Other retail lending net charge-offs declined from .54% of average outstandings in the first quarter on 1998 to .29% in the current quarter, while commercial loans charge-offs declined from .34% to .31%.

  Nonperforming assets, as shown in Tables 5 and 6, were $136.7 million at March 31, 1999. This level is unchanged from December 31, 1998 and down slightly from a year earlier. Measured as a percent of loans and other real estate, nonperforming assets have declined from .56% at March 31, 1998 to .52% on March 31, 1999. Nonperforming loans are currently at historically low levels and it can be expected that they may increase in future periods.

Capital Resources

  Total shareholders' equity was $3.68 billion at March 31, 1999, an increase of $148.3 million from December 31, 1998 and $361.2 million from a year earlier. The ratio of shareholders' equity to assets was 9.69% at March 31, 1999, compared to 9.17% at December 31, 1998 and 9.11% at March
31, 1998.

  Banking industry regulators define minimum capital requirements for bank holding companies. Firstar's tier 1 and total risk-based capital ratios as of March 31, 1999 amounted to 9.29% and 11.29%, respectively, well above the minimum requirements of 4.00% for tier 1 and 8.00% for total risk-based capital. This compares to tier 1 and total risk-based capital ratios of 8.92% and 11.01% at December 31, 1998. Regulatory authorities have also established a

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

                                             First Quarter
                                      -------------------------
                                          1999          1998
                                      ----------     ----------
Average loans..................... $  26,170,012   $ 24,198,975
                                      ----------     ----------
                                      ----------     ----------
Allowance for loan losses:

  Balance - beginning of period... $     395,956   $    372,933

  Charge-offs:
    Commercial....................       (11,263)       (12,937)
    Commercial real estate........        (1,055)          (476)
    Residential real estate.......        (2,460)          (411)
    Credit card...................       (17,350)       (15,163)
    Other retail..................        (9,853)       (11,174)
                                      ----------     ----------
      Total charge-offs...........       (41,981)       (40,161)
                                      ----------     ----------
  Recoveries:
    Commercial....................         4,036          5,840
    Commercial real estate........           800          1,043
    Residential real estate.......             1            215
    Credit card...................         2,022          2,432
    Other retail..................         5,199          3,633
                                      ----------     ----------
      Total recoveries............        12,058         13,163
                                      ----------     ----------
        Net charge-offs...........       (29,923)       (26,998)

  Provision charged to earnings...        35,910         28,645

  Allowances of banks purchased...            --         18,367
                                      ----------     ----------
  Balance - end of period......... $     401,943   $    392,947
                                      ----------     ----------
                                      ----------     ----------



Ratio of net charge-offs to average
  loans:
    Commercial....................          0.31%          0.34%
    Commercial real estate........          0.02%         (0.05%)
    Residential real estate.......          0.30%          0.02%
    Credit card...................          5.19%          4.52%
    Other Retail..................          0.29%          0.54%
  Total loans.....................          0.46%          0.45%
                                           ------         ------
                                           ------         ------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 5 NONPERFORMING ASSETS
(Dollars in thousands)


                                     March 31,      December 31,     March 31,
                                       1999            1998             1998
                                     ---------      ------------    -----------
Loans on nonaccrual status:
  Commercial........................$   59,887    $     60,587    $      65,653
  Residential mortgage..............    20,352          20,717           26,958
  Commercial mortgage...............    25,677          28,942           21,556
  Construction and land development.     6,337           7,766            3,553
  Retail loans......................     8,070           6,463            5,537
                                       -------         -------          -------
    Total nonaccrual loans..........   120,323         124,475          123,257

Loans which have been
  renegotiated......................     1,455              48              894
                                       -------         -------          -------

    Total nonperforming loans.......   121,778         124,523          124,151

Other real estate owned.............    14,880          11,852           13,327
                                       -------         -------          -------

    Total nonperforming assets......$  136,658    $    136,375    $     137,478
                                       -------         -------          -------
                                       -------         -------          -------
Percentage of nonperforming
  loans to loans....................      0.46%           0.48%            0.51%
                                       -------         -------          -------
                                       -------         -------          -------
Percentage of nonperforming
  assets to loans and other
  real estate owned.................      0.52%           0.53%            0.56%
                                       -------         -------          -------
                                       -------         -------          -------


Loans past due 90 days
  or more...........................$   70,928    $     75,094    $      76,896
                                       -------         -------          -------
                                       -------         -------          -------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 COMPOSITION OF NONPERFORMING LOANS
(dollars in thousands)
                                              March 31, 1999
                                    ---------------------------------------------------------
                                               Nonperforming Loans                    90 Days
                                    ----------------------------------------------
                                       Non-      Restruc-              Percentage     or More
                                    accrual      tured           Total   of Loans    Past Due
                                    --------    ---------    --------- -----------   --------
Commercial loans:
  Corporate..............          $ 48,526      $    5       $ 48,531      0.61 %    $12,190
  Commercial leasing.....            11,361          --   	11,361      0.87          629
                                   --------     -------       --------                -------
    Total commercial loans           59,887           5   	59,892      0.65       12,819
                                   --------     -------       --------                -------
Real estate loans:
  Residential............            20,352          --   	20,352      0.63       11,914
  Commercial mortgage....            25,677          --   	25,677      0.53        7,192
  Construction/land
    development..........             6,337          --    	 6,337      0.53        4,050
                                   --------      ------       --------                -------
    Total real estate loans          52,366          --   	52,366      0.56       23,156
                                   --------      ------       --------                -------
Retail loans:
  Other retail...........             5,572        1373    	 6,945      0.14       12,192
  Credit cards...........             2,042          --    	 2,042      0.17       20,983
  Retail leasing.........               456          77      	   533      0.03        1,778
                                   --------      ------       --------                -------
    Total retail loans...             8,070        1450    	 9,520      0.10       34,953
                                   --------      ------       --------                -------
    Total loans..........          $120,323      $1,455       $121,778      0.46 %    $70,928
                                   --------      ------       --------     -------    -------
                                   --------      ------       --------     -------    -------

                                               December 31, 1998
                                    ---------------------------------------------------------
                                               Nonperforming Loans                    90 Days
                                    ----------------------------------------------
                                       Non-      Restruc-              Percentage     or More
                                    accrual      tured           Total   of Loans    Past Due
                                    --------    ---------    --------- -----------   --------
Commercial loans:
  Corporate..............          $ 54,171      $    6       $ 54,177      0.67 %    $14,137
  Commercial leasing.....             6,416          --   	 6,416      0.53           --
                                   --------      ------       --------                -------
    Total commercial loans           60,587           6   	60,593      0.65       14,137
                                   --------      ------       --------                -------
Real estate loans:
  Residential............            20,717          --   	20,717      0.63       16,473
  Commercial mortgage....            28,942          42   	28,984      0.75        8,823
  Construction/land
    development..........             7,766          --    	 7,766      0.17        2,979
                                   --------      ------       --------                -------
    Total real estate loans          57,425          42   	57,467      0.63       28,275
                                   --------      ------       --------                -------
Retail loans:
  Other retail...........             3,344          --    	 3,344      0.07       13,604
  Credit cards...........             2,629          --    	 2,629      0.22       17,608
  Retail leasing.........               490          --      	   490      0.04        1,470
                                   --------      ------       --------                -------
    Total retail loans...             6,463          --    	 6,463      0.09       32,682
                                   --------      ------       --------                -------
    Total loans..........          $124,475      $   48       $124,523      0.48 %    $75,094
                                   --------      ------       --------     -------    -------
                                   --------      ------       --------     -------    -------

                                                March 31, 1998
                                    ---------------------------------------------------------
                                               Nonperforming Loans                    90 Days
                                    ----------------------------------------------
                                       Non-      Restruc-              Percentage     or More
                                    accrual      tured           Total   of Loans    Past Due
                                    --------    ---------    --------- -----------   --------
Commercial loans:
  Corporate..............         $ 65,338       $  632       $ 65,970      0.85 %    $26,221
  Commercial leasing.....              315           --     	   315      0.06           --
                                  --------       ------       --------                -------
    Total commercial loans          65,653          632  	66,285      0.80       26,221
                                  --------       ------       --------                -------
Real estate loans:
  Residential............           26,958           --   	26,958      0.71        7,799
  Commercial mortgage....           21,556           --   	21,556      0.48       16,067
  Construction/land
    development..........            3,553           --    	 3,553      0.33           --
                                  --------       ------       --------                -------
    Total real estate loans         52,067           --   	52,067      0.56       23,866
                                  --------       ------       --------                -------
Retail loans:
  Other retail...........            2,623          262    	 2,885      0.06       11,085
  Credit cards...........            2,328           --    	 2,328      0.21       15,222
  Retail leasing.........              586           --      	   586      0.05          502
                                  --------       ------       --------                -------
    Total retail loans...            5,537          262    	 5,799      0.08       26,809
                                  --------       ------       --------                -------
    Total loans..........         $123,257       $  894       $124,151      0.51 %    $76,896
                                  --------       ------       --------     -------    -------
                                  --------       ------       --------     -------    -------

minimum leverage ratio of 3.00%, which is defined as tier 1 equity to average quarterly assets. At March
31, 1999, Firstar's leverage ratio was 8.07%, compared to 7.52% at December 31, 1998.

  In March 1999, the Board of Directors approved a three-for-one stock split and a stock buyback plan.
The stock split was completed on April 15, 1999 to all shareholders of record on March 31, 1999. All stock and per share amounts included in these financial statements have been restated to reflect the split.
The stock buyback program authorizes the repurchase of up to fifteen million shares periodically over the next two years. The repurchased shares will be held as treasury shares for reissue for various corporate purposes, including stock option plans.
Through March 31, 1999, 793,800 shares have been repurchased.



Year 2000

  Firstar's Year 2000 ("Y2K") project is directed by a committee that provides direct oversight of the Y2K initiative. Firstar has completed its assessment of Y2K issues, developed a plan, and arranged resources to complete the necessary remediation efforts. Firstar is utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Y2K modifications. Currently Firstar has remediated and tested 99% of its mission critical applications. The remaining significant applications are expected to be completed by June 30, 1999. A separate test environment has been established to accommodate testing activity and the anticipated need to test with customers and other third parties during the remainder of the year.

  Firstar relies on several third party service providers for key business processes and works closely to monitor their Y2K efforts. Firstar has obtained written and verbal verification from significant third party service providers and vendors of their Y2K readiness.
While Firstar continues to discuss, obtain written certification from, and test the systems of critical vendors and third party service providers as to Y2K compliance, no assurance exists that any impact associated with incompatible systems after December 31, 1999 will not have a material adverse effect on Firstar's business, financial condition or results of operations.

  Firstar previously established business continuity plans for its various lines of business and is assessing these plans for the possible impact of Y2K anticipated failures. Existing business continuity plans will be adjusted where appropriate for those scenarios that may have the most severe impact on its operations. This activity is expected to be completed by June 30, 1999.

  Major risks associated with the Y2K issue as it applies to external parties include, but are not limited to, failure of voice and data communications systems due to loss of satellites or problems at communication companies;
ATM shutdowns; non-availability or delays in cash couriers/shipments; failure of government systems; and shutdown of government facilities or power companies.
Major risks associated with internal systems include, but are not limited to, inability to complete transactions or properly process customer data; inability to process electronic transactions; failure of time locks or security systems and inability to meet customer demands for cash.

  The costs of the Y2K project are primarily staff related and are expensed as incurred. Currently, Firstar estimates that the total cost of the Y2K project will be approximately $32 million of which $5 million was expensed in 1997; $18 million in 1998; and $3 million in the first quarter of 1999.





  This discussion may contain forward looking statements with respect to the financial condition, results of operations and business of Firstar. These forward looking statements involve certain risks and uncertainties.
Factors that may cause actual results to differ materially from those contemplated include among other things, the following possibilities: (i)expected cost savings from recent acquisitions cannot be fully realized or realized within the expected time; (ii)revenues are lower than expected; (iii)competitive pressure among depository institutions increases significantly; (iv)changes in the interest rate environment reduces interest margins;
(v)general economic conditions are less favorable than expected; and (vi)legislation or regulatory requirements adversely affect the business that Firstar is engaged in.

Item 5. Other Information

Unaudited Pro Forma Condensed Combined Financial Information

  The following unaudited Pro Forma Condensed Combined
Financial Information and Notes are presented to show the impact on the historical financial position and the results of operations of the combined company for the proposed merger of Firstar Corporation and Mercantile
Bancorporation Inc. This pro forma information should be read in conjunction with the consolidated financial statements, including notes thereto, of Firstar
Corporation and Mercantile Bancorporation Inc. The unaudited Pro Forma Condensed Combined Financial
Information is presented for illustration purposes only in accordance with the assumptions set forth below, and is not necessarily indicative of the operating reults or financial position that would have occurred if the merger had been consummated nor is it necessarily indicative of future operating results or financial position of the combined company.

  The unaudited Pro Forma Condensed Combined Balance Sheet
as March 31, 1999 combines the historical consolidated
balance sheets of Firstar Corporation and Mercantile
Bancorporation Inc, as if the merger had been effective
on that date.  The unaudited Pro Forma Condensed Combined
Income Statements for the quarter ended March 31, 1999 and
the years ended December 31, 1998, 1997 and 1996 present
the combined results of operations of Firstar Corporation
and Mercantile Bancorporation Inc. as if the merger had
been effective at January 1, 1996.   This pro forma
financial information reflects the application of the pooling of interests method of accounting for the merger.
Under this method of accounting, the recorded asset, liabilities, shareholders' equity, income and expenses of both companies are combined and reflected at their historical amounts.

  The combined company expects to achieve substantial merger benefits including operating cost savings.
The pro forma earnings do not reflect any financial benefits which are expected to result from the consolidation of operations and are not indicative of the results of future operations. No assurances can be given with respect to the ultimate level of financial benefits to be realized.

Firstar/Mercantile
Unaudited Pro Forma Condensed Combined Balance Sheet
As of March 31, 1999
(amounts in thousands)
                                                      Mercantile                       Pro Forma
                                         Firstar    Bancorporation     Pro Forma        Firstar
                                       Corporation       Inc.          Ajustments     Corporation
                                     -------------   -------------   -------------   -------------
ASSETS:
Cash and due from banks..............$   2,069,888   $   1,210,972   $               $   3,280,860
Money market investments.............       86,220         657,831                         744,051
Trading securities...................            0         188,069                         188,069
Investment securities:
  Available-for-sale.................    5,720,607       9,308,727                      15,029,334
  Held-to-maturity...................      219,007          81,906                         300,913
                                     -------------   -------------   -------------   -------------
  Total securities...................    5,939,614       9,390,633               0      15,330,247
Loans:
  Commercial loans...................    9,284,217       6,498,961                      15,783,178
  Real estate loans..................    9,269,501      12,438,037                      21,707,538
  Retail loans.......................    7,773,591       3,363,951                      11,137,542
                                     -------------   -------------   -------------   -------------
    Total loans......................   26,327,309      22,300,949               0      48,628,258
          Allowance for loan losses..      401,943         309,048                         710,991
                                     -------------   -------------   -------------   -------------
    Net loans........................   25,925,366      21,991,901               0      47,917,267
Loans held for sale..................    1,179,985         176,050                       1,356,035
Premises and equipment...............      609,377         533,807         (24,000)      1,119,184
Intangible assets....................    1,085,725         765,560                       1,851,285
Other assets.........................    1,055,675         663,996                       1,719,671
                                     -------------   -------------   -------------   -------------
    Total assets.....................$  37,951,850   $  35,578,819   $     (24,000)  $  73,506,669
                                     -------------   -------------   -------------   -------------
                                     -------------   -------------   -------------   -------------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits.......$   5,982,868   $   3,901,014   $               $   9,883,882
  Interest-bearing deposits...........  21,884,893      20,821,383                      42,706,276
                                     -------------   -------------   -------------   -------------
      Total deposits.................   27,867,761      24,722,397               0      52,590,158
Short-term borrowings................    3,913,666       2,730,375                       6,644,041
Long-term debt.......................    1,687,599       4,406,070                       6,093,669
Other liabilities....................      804,570         618,514         262,000       1,685,084
                                     -------------   -------------   -------------   -------------
    Total liabilities................   34,273,596      32,477,356         262,000      67,012,952
                                     -------------   -------------   -------------   -------------
SHAREHOLDERS' EQUITY:
Common stock.........................        6,641           1,578           1,695           9,914
Surplus..............................    1,266,731       1,009,106          (3,848)      2,271,989
Retained earnings....................    2,370,742       2,099,532        (286,000)      4,184,274
Treasury stock, at cost..............      (41,720)         (2,153)          2,153         (41,720)
Accumulated other comprehensive
 income..............................       75,860          (6,600)                         69,260
                                     -------------   -------------   -------------   -------------
    Total shareholders' equity.......    3,678,254       3,101,463        (286,000)      6,493,717
                                     -------------   -------------   -------------   -------------
    Total liabilities and
       shareholders' equity..........$  37,951,850   $  35,578,819   $     (24,000)  $  73,506,669
                                     -------------   -------------   -------------   -------------
                                     -------------   -------------   -------------   -------------

See accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Information.

Firstar/Mercantile
Unaudited Pro Forma Condensed Combined Income Statement
For the Three Months Ended March 31, 1999
(amounts in thousands, except per share amounts)



                                                            Mercantile                    Pro Forma
                                              Firstar     Bancorporation   Pro Forma       Firstar
                                            Corporation        Inc.        Ajustments    Corporation
                                           -------------  -------------  -------------  -------------
INTEREST INCOME:
Interest and fees on loans.................$   528,102    $   431,903    $              $   960,005
Interest and fees on loans held for sale...     27,156                                       27,156
Interest on investment securities..........     92,918        145,756                       238,674
Interest on trading securities.............         11          2,579                         2,590
Interest on money market investments.......      1,298          6,700                         7,998
                                           -----------    -----------    -----------    -----------
  Total interest income....................    649,485        586,938              0      1,236,423
                                           -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits.......................    210,579        216,638                       427,217
Interest on short-term borrowings..........     46,873         30,857                        77,730
Interest on long-term debt.................     26,180         55,214                        81,394
                                           -----------    -----------    -----------    -----------
  Total interest expense...................    283,632        302,709              0        586,341
                                           -----------    -----------    -----------    -----------

    Net interest income....................    365,853        284,229              0        650,082

Provision for loan losses..................     35,910          7,479                        43,389
                                           -----------    -----------    -----------    -----------

    Net interest income after
      provision for loan losses............    329,943        276,750              0        606,693
                                           -----------    -----------    -----------    -----------

NONINTEREST INCOME:
Trust income...............................     72,353         29,142                       101,495
Mortgage banking income....................     33,899          6,199                        40,098
Service charges on deposits................     45,139         29,640                        74,779
Credit card income.........................     21,674          3,503                        25,177
ATM Income.................................      6,661          3,772                        10,433
All other income...........................     43,360         41,225                        84,585
                                           -----------    -----------    -----------    -----------
                                               223,086        113,481              0        336,567
Investment securities gains/(losses) - net.         (2)        12,963                        12,961
                                           -----------    -----------    -----------    -----------
  Total noninterest income.................    223,084        126,444              0        349,528
                                           -----------    -----------    -----------    -----------

NONINTEREST EXPENSE:
Salaries...................................    116,767        101,687                       218,454
Pension and other employee benefits........     22,379         21,652                        44,031
Equipment expense..........................     21,742         23,689                        45,431
Occupancy expense - net....................     26,215         17,191                        43,406
All other expense..........................     98,066         61,135                       159,201
                                           -----------    -----------    -----------    -----------
                                               285,169        225,354              0        510,523
Merger and retructuring expenses...........     15,000                                       15,000
                                           -----------    -----------    -----------    -----------
  Total noninterest expense................    300,169        225,354              0        525,523
                                           -----------    -----------    -----------    -----------

INCOME BEFORE TAX..........................    252,858        177,840              0        430,698
Income tax.................................     83,271         59,803                       143,074
                                           -----------    -----------    -----------    -----------

NET INCOME.................................$   169,587    $   118,037    $         0    $   287,624
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

PER SHARE:
Basic earnings per common share............$      0.26    $      0.75                   $      0.29
Diluted earnings per common share..........       0.25           0.74                          0.29
Average common shares - basic..............    661,572        157,633                       991,182
Average common shares - diluted............    675,118        159,602                     1,008,845

See accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Information.

Firstar/Mercantile
Unaudited Pro Forma Condensed Combined Income Statement
For the Year Ended December 31, 1998
(amounts in thousands, except per share amounts)



                                                            Mercantile                    Pro Forma
                                              Firstar     Bancorporation   Pro Forma       Firstar
                                            Corporation        Inc.        Ajustments    Corporation
                                           -------------  -------------  -------------  -------------
INTEREST INCOME:
Interest and fees on loans.................$ 2,152,359    $ 1,771,235    $              $ 3,923,594
Interest and fees on loans held for sale...     70,808                                       70,808
Interest on investment securities..........    412,212        581,865                       994,077
Interest on trading securities.............         73          8,821                         8,894
Interest on money market investments.......      6,036         30,197                        36,233
                                           -----------    -----------    -----------    -----------
  Total interest income....................  2,641,488      2,392,118              0      5,033,606
                                           -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits.......................    911,958        931,716                     1,843,674
Interest on short-term borrowings..........    207,650        174,335                       381,985
Interest on long-term debt.................    109,101        181,807                       290,908
                                           -----------    -----------    -----------    -----------
  Total interest expense...................  1,228,709      1,287,858              0      2,516,567
                                           -----------    -----------    -----------    -----------

    Net interest income....................  1,412,779      1,104,260              0      2,517,039

Provision for loan losses..................    113,636         51,154                       164,790
                                           -----------    -----------    -----------    -----------

    Net interest income after
      provision for loan losses............  1,299,143      1,053,106              0      2,352,249
                                           -----------    -----------    -----------    -----------

NONINTEREST INCOME:
Trust income...............................    262,259        112,999                       375,258
Mortgage banking income....................    151,096         54,455                       205,551
Service charges on deposits................    177,008        119,277                       296,285
Credit card income.........................     84,853         12,556                        97,409
ATM Income.................................     28,672         15,556                        44,228
All other income...........................    155,165        163,589                       318,754
                                           -----------    -----------    -----------    -----------
                                               859,053        478,432              0      1,337,485
Investment securities gains/(losses) - net.      1,095         15,435                        16,530
Gain on sale of subsidiaries...............                    48,051                        48,051
                                           -----------    -----------    -----------    -----------
  Total noninterest income.................    860,148        541,918              0      1,402,066
                                           -----------    -----------    -----------    -----------

NONINTEREST EXPENSE:
Salaries...................................    540,977        418,351                       959,328
Pension and other employee benefits........     97,025         77,608                       174,633
Equipment expense..........................    103,713         85,426                       189,139
Occupancy expense - net....................    102,464         67,003                       169,467
All other expense..........................    434,043        244,047                       678,090
                                           -----------    -----------    -----------    -----------
                                             1,278,222        892,435              0      2,170,657
Merger and retructuring expenses...........    242,970        134,322                       377,292
                                           -----------    -----------    -----------    -----------
  Total noninterest expense................  1,521,192      1,026,757              0      2,547,949
                                           -----------    -----------    -----------    -----------

INCOME BEFORE TAX..........................    638,099        568,267              0      1,206,366
Income tax.................................    207,952        192,964                       400,916
                                           -----------    -----------    -----------    -----------

NET INCOME................................$    430,147    $   375,303    $         0    $   805,450
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

PER SHARE:
Basic earnings per common share............$      0.66    $      2.45                   $      0.83
Diluted earnings per common share..........       0.65           2.41                          0.81
Average common shares - basic..............    649,530        153,462                       970,420
Average common shares - diluted............    663,054        155,921                       989,085

See accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Information.

Firstar/Mercantile
Unaudited Pro Forma Condensed Combined Income Statement
For the Year Ended December 31, 1997
(amounts in thousands, except per share amounts)



                                                            Mercantile                    Pro Forma
                                              Firstar     Bancorporation   Pro Forma       Firstar
                                            Corporation        Inc.        Ajustments    Corporation
                                           -------------  -------------  -------------  -------------
INTEREST INCOME:
Interest and fees on loans.................$ 1,982,684    $ 1,651,816    $              $ 3,634,500
Interest and fees on loans held for sale...     20,878                                       20,878
Interest on investment securities..........    362,224        432,460                       794,684
Interest on trading securities.............        131          7,077                         7,208
Interest on money market investments.......     11,182         27,325                        38,507
                                           -----------    -----------    -----------    -----------
  Total interest income....................  2,377,099      2,118,678              0      4,495,777
                                           -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits.......................    804,406        842,949                     1,647,355
Interest on short-term borrowings..........    183,642        159,013                       342,655
Interest on long-term debt.................     86,884         68,978                       155,862
                                           -----------    -----------    -----------    -----------
  Total interest expense...................  1,074,932      1,070,940              0      2,145,872
                                           -----------    -----------    -----------    -----------

    Net interest income....................  1,302,167      1,047,738              0      2,349,905

Provision for loan losses..................    117,772         86,355                       204,127
                                           -----------    -----------    -----------    -----------

    Net interest income after
      provision for loan losses............  1,184,395        961,383              0      2,145,778
                                           -----------    -----------    -----------    -----------

NONINTEREST INCOME:
Trust income...............................    234,195        103,928                       338,123
Mortgage banking income....................     70,644         26,625                        97,269
Service charges on deposits................    152,410        109,058                       261,468
Credit card income.........................     88,615         21,169                       109,784
ATM Income.................................     22,397         13,271                        35,668
All other income...........................    124,877        132,493                       257,370
                                           -----------    -----------    -----------    -----------
                                               693,138        406,544              0      1,099,682
Investment securities gains/(losses) - net.     (3,916)         7,649                         3,733
Gain on sale of merchant processing........     22,821                                       22,821
                                           -----------    -----------    -----------    -----------
  Total noninterest income.................    712,043        414,193              0      1,126,236
                                           -----------    -----------    -----------    -----------

NONINTEREST EXPENSE:
Salaries...................................    478,159        381,942                       860,101
Pension and other employee benefits........     91,114         85,048                       176,162
Equipment expense..........................     94,369         70,272                       164,641
Occupancy expense - net....................     91,348         61,697                       153,045
All other expense..........................    371,516        216,026                       587,542
                                           -----------    -----------    -----------    -----------
                                             1,126,506        814,985              0      1,941,491
Loss on sale of credit card loans..........                    50,000                        50,000
Merger and retructuring expenses...........                   121,393                       121,393
                                           -----------    -----------    -----------    -----------
  Total noninterest expense................  1,126,506        986,378              0      2,112,884
                                           -----------    -----------    -----------    -----------


INCOME BEFORE TAX..........................    769,932        389,198              0      1,159,130
Income tax.................................    256,038        142,376                       398,414
                                           -----------    -----------    -----------    -----------

NET INCOME.................................$   513,894    $   246,822    $         0    $   760,716
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

PER SHARE:
Basic earnings per common share............$      0.83    $      1.76                   $      0.83
Diluted earnings per common share..........       0.81           1.73                          0.82
Average common shares - basic..............    620,283        140,009                       913,042
Average common shares - diluted............    634,149        142,639                       932,407

See accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Information.

Firstar/Mercantile
Unaudited Pro Forma Condensed Combined Income Statement
For the Year Ended December 31, 1996
(amounts in thousands, except per share amounts)



                                                            Mercantile                    Pro Forma
                                              Firstar     Bancorporation   Pro Forma       Firstar
                                            Corporation        Inc.        Ajustments    Corporation
                                           -------------  -------------  -------------  -------------
INTEREST INCOME:
Interest and fees on loans.................$ 1,869,407    $ 1,404,809    $              $ 3,274,216
Interest and fees on loans held for sale...     20,454                                       20,454
Interest on investment securities..........    378,408        343,375                       721,783
Interest on trading securities.............        344          3,630                         3,974
Interest on money market investments.......      7,062         19,306                        26,368
                                           -----------    -----------    -----------    -----------
  Total interest income....................  2,275,675      1,771,120              0      4,046,795
                                           -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest on deposits.......................    788,023        692,138                     1,480,161
Interest on short-term borrowings..........    171,694         89,676                       261,370
Interest on long-term debt.................     63,687         40,343                       104,030
                                           -----------    -----------    -----------    -----------
  Total interest expense...................  1,023,404        822,157              0      1,845,561
                                           -----------    -----------    -----------    -----------

    Net interest income....................  1,252,271        948,963              0      2,201,234

Provision for loan losses..................     97,334         78,766                       176,100
                                           -----------    -----------    -----------    -----------

    Net interest income after
      provision for loan losses............  1,154,937        870,197              0      2,025,134
                                           -----------    -----------    -----------    -----------

NONINTEREST INCOME:
Trust income...............................    196,891         93,704                       290,595
Mortgage banking income....................     64,811         13,518                        78,329
Service charges on deposits................    147,424         98,908                       246,332
Credit card income.........................     81,622         28,415                       110,037
ATM Income.................................     15,547          8,450                        23,997
All other income...........................    117,485        124,723                       242,208
                                           -----------    -----------    -----------    -----------
                                               623,780        367,718              0        991,498
Investment securities gains/(losses) - net.     (2,365)           292                        (2,073)
                                           -----------    -----------    -----------    -----------
  Total noninterest income.................    621,415        368,010              0        989,425
                                           -----------    -----------    -----------    -----------

NONINTEREST EXPENSE:
Salaries...................................    466,133        335,803                       801,936
Pension and other employee benefits........     97,089         77,437                       174,526
Equipment expense..........................     86,952         60,605                       147,557
Occupancy expense - net....................     91,460         55,489                       146,949
All other expense..........................    341,829        212,397                       554,226
                                           -----------    -----------    -----------    -----------
                                             1,083,463        741,731              0      1,825,194
SAIF assessments...........................     15,522         12,385                        27,907
Merger and retructuring expenses...........     53,267         51,071                       104,338
                                           -----------    -----------    -----------    -----------
  Total noninterest expense................  1,152,252        805,187              0      1,957,439


INCOME BEFORE TAX..........................    624,100        433,020              0      1,057,120
Income tax.................................    208,682        148,567                       357,249
                                           -----------    -----------    -----------    -----------

NET INCOME.................................$   415,418    $   284,453    $         0    $   699,871
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

PER SHARE:
Basic earnings per common share............$      0.65    $      2.12                   $      0.77
Diluted earnings per common share..........       0.64           2.09                          0.75
Average common shares - basic..............    633,858        133,926                       913,897
Average common shares - diluted............    644,640        135,996                       929,008

See accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Information.

Firstar Corporation/Mercantile Bancorporation Inc.
Notes to the Unaudited Pro Forma
Condensed Combined Financial Information


Note 1 -  Basis of Presentation

  On April 30, 1999 Firstar Corporation announced that it had signed a definitive agreement to acquire Mercantile
Bancorporation Inc. through an exchange of shares.

  The unaudited Pro Forma Condensed Combined Financial Information has been prepared assuming that the merger will be accounted for under the pooling of interests method and is based on the historical consolidated financial statements of the two companies. A review of each company's respective accounting policies has not been completed. As a result of this review, it might be necessary to restate certain amounts in the financial statements of the combined company to conform to those accounting policies that are most appropriate. Any such restatements are not expected to be material.

Note 2 - Shareholders' Equity

  Under the terms of the agreement, Mercantile shareholders will receive 2.091 shares of Firstar common stock for each share of Mercantile common stock owned. Mercantile had 157,869,000 shares of common stock outstanding at March 31, 1999 which will be exchanged for approximately 330,104,000 shares of Firstar common stock. The combined company will have approximately 991,318,000 shares outstanding after the merger. The common stock in the unaudited Pro Forma Condensed Combined Balance Sheet has been adjusted to reflect the par value amount of shares of the combined company. Pro Forma retained earnings reflects an adjustment for estimated merger related charges as described in
Note 3 below.

Note 3 - Merger Related Charges

  In connection with the merger, Firstar and Mercantile expect the combined company to incur pre-tax merge related charges of approximately $428 million. The are expected to include approximately $159 million in employee related payments, $94 million in direct conversion costs, $60 million in charges related to consolidation of systems and operations, $24 million in occupancy and equipment charges (elimination of duplicate facilities and write-off of equipment) and $91 million in other merger related costs ( including legal and investment banking fees).

The merger related charges and related tax effect have been reflected in the unaudited Pro Forma Condensed
Combined Balance Sheet as of March 31, 1999, and have not been reflected in the unaudited Pro Forma Condensed
Combined Income Statements as they are not expected to have a continuing impact on the operations of the combined company.

PART II. OTHER INFORMATION
--------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
-------
                (A)  Exhibits filed:
                     Exhibit 2. Agreement and Plan of Merger by and
                        between Mercantile Bancorporation Inc. and
                        Firstar Corporation.
                     Exhibit 27.  Financial Data Schedule
                     Exhibit 99.1 Stock Option Agreement between
                        Mercantile Bancorporation Inc. (Issuer), and Firstar Corporation (Grantee).
                     Exhibit 99.2 Stock Option Agreement between
                        Firstar Corporation (Issuer), and
                        and Mercantile Bancorporation Inc. (Grantee).
                (B)  A Form 8-K dated March 9, 1999 was filed relating
                        to the change of Firstar's independent public accountants, the announcement of a three-for-one stock split and the announcement of stock buyback plan.
 		     A Form 8-K dated April 30, 1999 reported the
			announcement of a plan of merger between Mercantile Bancorporation Inc. and Firstar Corporation.

                                 SIGNATURES
                                 ----------
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                              FIRSTAR CORPORATION


May 14, 1999                  /s/ Jerry A. Grundhoffer
---------------------         -----------------------------
     Date                     Jerry A. Grundhoffer
                              President and Chief
                              Executive Officer


May 14, 1999
---------------------         /s/ David M. Moffett
     Date                     -----------------------------
                              David M. Moffett
                              Vice Chairman
                              and Chief Financial Officer


May 14, 1999                  /s/ James D. Hogan
---------------------         -----------------------------
     Date                     James D. Hogan
                              Senior Vice President and
                              Controller