Form 10-Q
period 1999-06-30
FIRSTAR CORP /NEW/
filed 1999-08-16
CIK 1074023

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED June 30, 1999  COMMISSION FILE NUMBER 1-2981




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

As of July 31, 1999, 654,507,815 shares of common stock were outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 1999

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
	Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations.................15
	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk...................................17

Part II. Other Information:
	Item 1. Legal Proceedings.................................none
	Item 2. Changes in Securities.............................none
	Item 3. Defaults Upon Senior Securities...................none
	Item 4. Submission of Matters to a Vote
		of Security Holders.................................27
	Item 5. Other Information.................................none
	Item 6. Exhibits and Reports on Form 8-K....................27

Signatures..........................................................28

PART I.  FINANCIAL INFORMATION
FIRSTAR CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)

                                                      Second Quarter                        Year through June 30,
                                          --------------------------------------  -----------------------------------------
                                                                        Percent                                   Percent
                                               1999           1998      Change          1999           1998       Change
                                          ------------   ------------   --------  -------------   ------------    ---------
Net income............................... $    170,761   $    148,674     14.9 %  $     340,348   $    287,508       18.4 %

Per share:
  Basic earnings per common share........ $       0.26   $       0.23     13.0 %  $        0.51   $       0.45       13.3 %
  Diluted earnings per common share......         0.25           0.22     13.6             0.50           0.44       13.6
  Common dividends declared..............         0.10           0.08     25.0             0.20           0.16       25.0
  Book value per common share............         5.49           5.25      4.6             5.49           5.25        4.6
  Market value per common share..........        28.00          21.29     31.5            28.00          21.29       31.5

Average balances:
  Total assets........................... $ 38,073,173   $ 36,053,142      5.6 %  $  38,159,633   $ 35,270,169        8.2 %
  Earning assets.........................   33,491,919     32,402,054      3.4       33,612,299     31,732,972        5.9
  Loans..................................   26,674,219     24,729,681      7.9       26,421,224     24,465,791        8.0
  Deposits...............................   27,522,407     26,463,588      4.0       27,675,612     25,934,415        6.7
  Total shareholders' equity.............    3,712,896      3,349,037     10.9        3,684,834      3,210,646       14.8

Ratios:
  Return on average assets...............         1.80 %         1.65 %                    1.80 %         1.64 %
  Return on average equity...............        18.45          17.81                     18.63          18.06
  Average total shareholders' equity
    to average total assets..............         9.75           9.29                      9.66           9.10

  Risk-based capital ratios:
    Tier 1...............................         8.85           9.60                      8.85           9.60
    Total................................        10.76          11.80                     10.76          11.80
  Leverage - average assets (a)..........         8.11           8.01                      8.11           8.01

  Net interest margin....................         4.59           4.45                      4.53           4.49
  Noninterest expense to net revenue.....        51.79          55.09                     50.96          55.05
  Noninterest income as a percent
    of net revenue.......................        38.22          36.99                     37.74          36.55
  Net income to net revenue..............        27.50          25.99                     27.90          25.71
Excluding Merger Related Charges:
  Net income............................. $    190,208   $    148,674     27.9 %   $    369,480   $    287,508       28.5 %
  Noninterest expense....................      291,508        315,160     (7.5)         576,677        615,555       (6.3)
  Basic earnings per common share........         0.29           0.23     26.1             0.56           0.45       24.4
  Diluted earnings per common share......         0.28           0.22     27.3             0.55           0.44       25.0
  Return on average assets...............         2.00 %         1.65 %                    1.95 %         1.64 %
  Return on average common equity........        20.55          17.81                     20.22          18.06
  Noninterest expense to net revenue.....        46.95          55.09                     47.27          55.05

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets.

All per share data has been restated to reflect the three for one stock split completed as of March 31, 1999.

					-3-

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

                                                       June 30,     December 31,
                                                           1999             1998
                                                    -----------     ------------
ASSETS:
Cash and due from banks...........................  $ 2,058,098      $ 2,349,532
Money market investments..........................      225,850           75,524
Trading securities................................        --            2,754
Investment securities:
  Available-for-sale..............................    5,258,784        6,220,902
  Held-to-maturity (market value of $229,713 at
    March 31, 1999 and $137,287 at December 31,
    1998).........................................      208,022          135,407
                                                    -----------      -----------
  Total securities................................    5,466,806        6,356,309
Loans held for sale...............................    1,128,541        1,539,892
Loans:
  Commercial loans................................    9,643,024        9,264,143
  Real estate loans...............................    8,833,376        9,110,524
  Retail loans....................................    8,211,110        7,493,390
                                                    -----------      -----------
    Total loans...................................   26,687,510       25,868,057
          Allowance for loan losses...............      405,159          395,956
                                                    -----------      -----------
    Net loans.....................................   26,282,351       25,472,101
Premises and equipment............................      620,020          629,464
Acceptances - customers' liability................       23,600           29,916
Other assets......................................    2,329,151        2,020,347
                                                    -----------      -----------
    Total assets..................................  $38,134,417      $38,475,839
                                                    -----------      -----------
                                                    -----------      -----------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits....................  $ 6,362,807      $ 6,649,199
  Interest-bearing deposits.......................   21,787,292       22,201,566
                                                    -----------      -----------
      Total deposits..............................   28,150,099       28,850,765
Short-term borrowings.............................    4,027,645        3,643,308
Long-term debt....................................    1,667,574        1,708,869
Acceptances outstanding...........................       23,600           29,916
Other liabilities.................................      651,335          713,068
                                                    -----------      -----------
    Total liabilities.............................   34,520,253       34,945,926
                                                    -----------      -----------

SHAREHOLDERS' EQUITY:
Common stock:
  Shares authorized - 800,000,000 at June 30,
    1999 and December 31, 1998
  Shares issued - 664,101,988 at June 30, 1999
    and 658,291,470 at December 31, 1998..........        6,641            6,583
Surplus...........................................    1,244,896        1,172,148
Retained earnings.................................    2,475,708        2,267,263
Treasury stock, at cost - 6,282,515 shares at
  June 30, 1999 and 2,050,458 shares at December
  31, 1998........................................     (134,348)         (15,928)
Accumulated other comprehensive income............       21,267           99,847
                                                    -----------      -----------
    Total shareholders' equity....................    3,614,164        3,529,913
                                                    -----------      -----------
    Total liabilities and shareholders' equity....  $38,134,417      $38,475,839
                                                    -----------      -----------
                                                    -----------      -----------

The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                               Second Quarter           Six Months
                                          ----------------------   ----------------------
                                                1999        1998         1999        1998
                                          ----------  ----------   ----------  ----------
INTEREST INCOME:
Interest and fees on loans............... $  543,394  $  534,839   $1,071,496  $1,058,922
Interest and fees on loans held for sale.     19,347      16,409       46,503      27,563
Interest on investment securities:
  Taxable................................     53,691      88,807      129,224     167,664
  Non-taxable............................     33,004      17,716       50,389      34,722
Interest on trading securities...........         --          28           11          54
Interest on money market investments.....      1,548       1,270        2,846       3,940
                                          ----------  ----------   ----------  ----------
  Total interest income..................    650,984     659,069    1,300,469   1,292,865
                                          ----------  ----------   ----------  ----------
INTEREST EXPENSE:
Interest on deposits.....................    202,938     229,474      413,517     447,936
Interest on short-term borrowings........     49,115      51,957       95,988      99,638
Interest on long-term debt...............     25,579      27,897       51,759      56,819
                                          ----------  ----------   ----------  ----------
  Total interest expense.................    277,632     309,328      561,264     604,393
                                          ----------  ----------   ----------  ----------
    Net interest income..................    373,352     349,741      739,205     688,472

Provision for loan losses................     35,360      24,450       71,270      53,095
                                          ----------  ----------   ----------  ----------
    Net interest income after
      provision for loan losses..........    337,992     325,291      667,935     635,377
                                          ----------  ----------   ----------  ----------
NONINTEREST INCOME:
Trust income.............................     75,061      63,693      147,414     126,434
Mortgage banking income..................     37,364      40,451       71,263      73,980
Retail deposit income....................     24,383      22,866       46,494      44,479
Cash management income...................     24,438      20,726       47,466      40,768
Credit card income.......................     24,822      20,667       46,496      38,755
ATM Income...............................      7,303       7,301       13,964      13,320
Investment securities gains/(losses)-net.         --         467           (2)        796
All other income.........................     43,980      35,485       87,340      70,167
                                          ----------  ----------   ----------  ----------
  Total noninterest income...............    237,351     211,656      460,435     408,699
                                          ----------  ----------   ----------  ----------
NONINTEREST EXPENSE:
Salaries.................................    119,136     133,695      235,903     261,441
Pension and other employee benefits......     18,714      24,422       41,093      52,618
Equipment expense........................     22,762      27,093       45,327      50,444
Occupancy expense - net..................     23,696      24,309       49,911      48,662
All other expense........................    107,200     105,641      204,443     202,390
                                          ----------  ----------   ----------  ----------
                                             291,508     315,160      576,677     615,555
Merger related charges...................     30,100          --       45,100          --
                                          ----------  ----------   ----------  ----------
  Total noninterest expense..............    321,608     315,160      621,777     615,555
                                          ----------  ----------   ----------  ----------

INCOME BEFORE TAX........................    253,735     221,787      506,593     428,521
Income tax...............................     82,974      73,113      166,245     141,013
                                          ----------  ----------   ----------  ----------
NET INCOME............................... $  170,761  $  148,674   $  340,348  $  287,508
                                          ----------  ----------   ----------  ----------
                                          ----------  ----------   ----------  ----------
PER SHARE:
Basic earnings per common share.........  $     0.26  $     0.23   $     0.51  $     0.45
Diluted earnings per common share.......        0.25        0.22         0.50        0.44
Common stock cash dividends declared....        0.10        0.08         0.20        0.16

The accompanying notes are an integral part of these statements.

All per share data has been restated to reflect the three for one stock split completed as of March 31, 1999.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
                                                                                                       Employee
                                                                                                          Stock
                                                                                       Accumulated    Ownership
                                                                                             Other  Plan Shares
                           Preferred    Common                Retained     Treasury  Comprehensive    Purchased           Total
                               Stock     Stock     Surplus    Earnings        Stock         Income    With Debt          Equity
                           ---------  --------  ----------  ----------  ------------ -------------  ------------   ------------
Balance, January 1, 1998....$  5,308  $  6,328  $  778,990  $2,095,443  $  (167,180) $      32,848  $    (1,846)   $  2,749,891

 Net income.................                                   287,508                                                  287,508

 Unrealized gain
  on securities
  available for sale........                                                                10,674                       10,674

 Reclassification adjustment
   for gains realized
   in net income............                                                                  (796)                        (796)

 Income taxes...............                                                                (2,418)                      (2,418)
                                                                                                                      ---------
 Comprehensive income                                                                                                   294,968

 Cash dividends declared
  on common stock...........                                  (112,013)                                                (112,013)

 Cash dividends declared
  on preferred stock........                                       (83)                                                     (83)

 Conversion of preferred
  stock into common stock...  (5,308)                4,723         493           64                                         (28)

 Issuance of common stock
  and treasury shares.......               200     314,487      12,507      173,074                                     500,268

 Purchase of treasury
  stock.....................                                                (14,312)                                    (14,312)

 Shares reserved to meet
  deferred compensation
  obligations...............                         2,199                   (1,006)                                      1,193

 Amortization of stock
  awards....................                           355                                                                  355

 ESOP debt reduction, net...                                                                                336             336
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------
Balance, June 30, 1998......$     -- $   6,528 $ 1,100,754 $ 2,283,855     $ (9,360)    $   40,308    $  (1,510)    $ 3,420,575
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------
                            -------- --------- ----------- -----------     ---------    ----------    ----------    -----------

Balance, January 1, 1999....$     -- $   6,583 $ 1,172,148 $ 2,267,263     $(15,928)   $   99,847     $      --     $ 3,529,913

 Net income.................                                   340,348                                                  340,348

 Unrealized loss
  on securities
  available for sale........                                                             (124,231)                     (124,231)

 Reclassification adjustment
   for losses realized
   in net income............                                                                    2                             2

 Income taxes...............                                                               45,649                        45,649
                                                                                                                      ---------
 Comprehensive income                                                                                                   261,768

 Cash dividends declared
  on common stock...........                                  (131,903)                                                (131,903)

 Issuance of common stock
  and treasury shares.......                 58     68,666                   50,127                                     118,851

 Purchase of treasury
  stock.....................                                               (166,716)                                   (166,716)

 Shares reserved to meet
  deferred compensation
  obligations...............                         1,831                   (1,831)                                         --

 Amortization of stock
  awards....................                         2,251                                                                2,251
                            -------- --------- ----------- -----------     ----------   ----------    ----------    -----------
Balance, June 30, 1999......$     -- $   6,641 $ 1,244,896 $ 2,475,708     $(134,348)   $   21,267    $       --    $ 3,614,164
                            -------- --------- ----------- -----------     ----------   ----------    ----------    -----------
                            -------- --------- ----------- -----------     ----------   ----------    ----------    -----------

The accompanying notes are an integral part of these statements.

 					-6-

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                         Six Months Ended
                                                                              June 30
                                                                        1999           1998
                                                                   ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                      $    340,348   $    287,508
   Adjustments:
      Depreciation and amortization                                      54,219         51,280
      Intangible amortization                                            32,132         24,219
      Provision for loan losses                                          71,270         53,095
      Net (increase) decrease in trading securities                       2,754          1,676
      Provision for deferred taxes                                       61,508         31,430
      (Gain) / loss on sale of premises and equipment - net                 376           (424)
      Loss on sale of securities - and other assets                         128            298
      Gain on sale of mortgage loans                                    (54,052)       (47,345)
      Proceeds from sale of mortgage loans                            4,354,706      3,277,627
      Mortgage loans originated for sale on the secondary market     (3,526,303)    (3,615,861)
      Net change in other assets and liabilities                        (60,378)      (105,131)
                                                                   ------------   ------------
            Total adjustments                                         1,016,360       (329,136)
                                                                   ------------   ------------
            Net cash  provided by/(used in) operating activities      1,356,708        (41,628)
                                                                   ------------   ------------
Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities            35,359        248,157
      Proceeds from maturities of available-for-sale securities         978,571        443,187
      Proceeds from sales of available-for-sale securities               28,782        316,193
      Purchase of held-to-maturity securities                           (19,978)      (157,640)
      Purchase of available-for-sale securities                        (193,080)    (1,196,569)
      Net increase in loans                                          (1,724,328)      (376,827)
      Proceeds from sales of loans                                       76,415        101,564
      Proceeds from sales of premises and equipment                         896            195
      Purchases of premises and equipment                               (62,776)       (63,338)
      Purchases of corporate owned life insurance                        80,000        (75,000)
      Acquisitions, net of cash acquired                                      0       (134,858)
      Net change due to acquisitions of branch offices                        0        816,978
                                                                   ------------   ------------
            Net cash provided by/(used in) investing activities        (960,139)       (77,958)
                                                                   ------------   ------------
Cash Flows from Financing Activities:
      Net (decrease)/increase in deposits                              (700,666)       291,793
      Net increase in short-term borrowings                             384,337          4,364
      Principal payments on long-term debt                             (141,736)      (503,408)
      Proceeds from issuance of long-term debt                          100,000        125,066
      Proceeds from issuance of common stock                            118,850         31,061
      Purchase of treasury stock                                       (166,717)       (14,329)
      Dividends paid                                                   (131,745)      (107,123)
                                                                   ------------   ------------
            Net cash provided by/(used in) financing activities        (537,677)      (172,576)
                                                                   ------------   ------------

Net decrease in cash and cash equivalents                              (141,108)      (292,162)
Cash and cash equivalents at beginning of period                      2,425,056      2,228,920
                                                                   ------------   ------------
Cash and cash equivalents at end of period                         $  2,283,948   $  1,936,758
                                                                   ------------   ------------
                                                                   ------------   ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                     $    580,416   $    559,043
      Income taxes                                                       10,621         74,902

Transfer to foreclosed assets from loans                           $     10,590   $      8,713


Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation
------------------------------
	These consolidated financial statements have been prepared by Firstar Corporation ("Firstar") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Firstar's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

	These consolidated financial statements include the accounts of Firstar and all of its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.


Note 2.  Investment Securities
------------------------------
	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at June 30, 1999 and December 31, 1998. (dollars are in thousands)


		                                 June 30, 1999                             December 31, 1998
                               -------------------------------------------     -------------------------------------------
			        Amortized       Unrealized            Fair      Amortized       Unrealized            Fair
			             Cost     Gains    Losses        Value           Cost     Gains    Losses        Value
                               ----------   -------  ---------  ----------     ----------   -------  ---------  ----------
Held-to-Maturity
----------------
Mortgage-backed
  securities		       $   51,500   $    --  $     --	 $  51,500     $   61,955   $    --  $   (448)	$   61,507
Obligations of state and
  political subdivisions          156,447     6,567	 (927)	   162,087	   73,452     2,951	 (623)	    75,780
Corporate debt securities              75        --        --           75             --        --        --           --
                               ----------   -------  ---------  ----------     ----------   -------  ---------   ----------
  Total held-to-
	maturity securities    $  208,022    $6,567  $   (927)	 $ 213,662     $  135,407   $ 2,951  $ (1,071)    $ 137,287
                               ----------   -------  ---------  ----------     ----------   -------  ---------   ----------
                               ----------   -------  ---------  ----------     ----------   -------  ---------   ----------

		                                 June 30, 1999                             December 31, 1998
                               -------------------------------------------     -------------------------------------------
				Amortized       Unrealized            Fair      Amortized       Unrealized            Fair
			             Cost     Gains    Losses        Value           Cost     Gains    Losses        Value
                               ----------   -------  ---------  ----------     ----------   -------  ---------  ----------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies      	       $1,059,321   $21,688  $   (301)	$1,080,708     $1,263,768   $53,076  $    (12)	$1,316,832
Mortgage-backed
  securities			2,503,256    22,836   (25,083)	 2,501,009	3,042,011    66,666    (2,152)	 3,106,525
Obligations of state and
  political subdivisions	1,336,963    17,849    (3,590)   1,351,222      1,467,641    39,737	 (346)	 1,507,032
Other debt securities	           39,338	 --	  (65)	    39,273	    8,176	  1       (31)	     8,146
Money market mutual funds	   85,472	 --	   --	    85,472	   47,492	 --	   --	    47,492
Federal Reserve/FHLB
  stock and other
  equity securities		  201,100	 --	   --	   201,100        234,708	167	   -- 	   234,875
                               ----------   -------  ---------  ----------     ----------   -------  ---------   ----------
  Total available-for-
      sale securities	       $5,225,450   $62,373  $(29,039)	$5,258,784     $6,063,796  $159,647  $ (2,541)	$6,220,902
                               ----------   -------  ---------  ----------     ----------   -------  ---------  ----------
                               ----------   -------  ---------  ----------     ----------   -------  ---------  ----------

Note 3. Loans
-------------
	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of June 30, 1999 and December 31, 1998.
(dollars are in thousands)

		 			  June 30, 	      December 31,
					      1999  	  	      1998
                                       -----------            ------------
Commercial loans:
 Corporate loans		       $ 7,239,025	       $ 6,889,149
 Asset-based lending 			   828,182		   860,024
 Commercial leasing 			 1,366,255 		 1,204,549
 Industrial revenue bonds 		   209,562		   310,421
                                       -----------             -----------
	Total commercial loans 		 9,643,024		 9,264,143
                                       -----------             -----------
Real estate loans:
 Residential mortgage 		         2,850,106		 3,285,400
 Commercial mortgage  			 4,826,428		 4,611,442
 Construction and land development       1,156,842		 1,213,682
                                       -----------             -----------
	Total real estate loans 	 8,833,376		 9,110,524
                                       -----------             -----------
Retail loans:
 Installment 		                 5,438,879		 4,907,715
 Credit cards				 1,225,301		 1,220,240
 Retail leasing 			 1,546,930		 1,365,435
                                       -----------             -----------
	Total retail loans 		 8,211,110		 7,493,390
                                       -----------             -----------
		Total loans            $26,687,510	       $25,868,057
                                       -----------             -----------
                                       -----------             -----------


Note 4.  Impaired Loans
-----------------------
	The following table shows Firstar's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114
(as amended by SFAS No. 118) at June 30, 1999 and December 31, 1998. (dollars are in thousands)

					       June 30, 1999                 December 31, 1998
                                        ---------------------------     --------------------------
		   			  Recorded     	  Valuation	  Recorded	 Valuation
					Investment 	  Allowance	Investment	 Allowance
                                        ----------      -----------     ----------      ----------
Impaired Loans:
  Valuation allowance required		$   53,022 	$    13,814	$   44,096	$    9,042
  No valuation allowance required	    56,463 	         --	    53,568	        --
                                        ----------      -----------     ----------      ----------
	Total impaired loans		$  109,485 	$    13,814	$   97,664	$    9,042
                                        ----------      -----------     ----------      ----------
                                        ----------      -----------     ----------      ----------


	The average recorded investment in impaired loans for the six months ended June 30, 1999 was $99.7 million, compared to $84.6 million for the same period in 1998. As a general policy, Firstar applies both principal and interest payments received on impaired loans as a reduction of principal.

Note 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (dollars are in thousands)


						    Six Months Ended	       Year Ended
                                               -------------------------      ------------
							June 30,              December 31,
                                               -------------------------
					            1999 	    1998 	      1998
                                               ---------       ---------      ------------
Balance - beginning of period 		       $ 395,956       $ 372,933 	 $ 372,933
  Loans charged-off 				 (85,788)        (74,398)	  (170,838)
  Recoveries on loans previously charged-off      23,721 	  24,763 	    49,437
                                               ---------       ---------         ---------
      Net charge-offs 				 (62,067)	 (49,635)	  (121,401)

  Provision charged to earnings 		  71,270 	  53,095           113,636
  Allowances of banks purchased		              --	  19,367	    30,788
                                               ---------       ---------         ---------
Balance - end of period 		       $ 405,159       $ 395,760	 $ 395,956
                                               ---------       ---------         ---------
                                               ---------       ---------         ---------

Note 6.  Deposits
-----------------
	The following table summarizes the composition of deposits of Firstar as of June 30, 1999 and December 31, 1998. (dollars are in thousands)


         	 			 		    June 30, 	       December 31,
						 	        1999  	  	       1998
                                                         -----------           ------------
Noninterest-bearing deposits                		 $ 6,362,807		$ 6,649,199
Interest-bearing deposits:
   Savings						   2,180,387		  2,272,495
   NOW accounts						   3,631,298		  3,848,752
   Money market deposit accounts			   6,096,156		  5,959,710
   Time deposits $100,000 and over - domestic		   1,219,468		  1,614,748
   Foreign deposits $100,000 and over		             568,188		    343,574
   All other deposits					   8,091,795		  8,162,287
                                                         -----------            -----------
      Total interest-bearing deposits			  21,787,292		 22,201,566
                                                         -----------            -----------
      Total deposits					 $28,150,099		$28,850,765
                                                         -----------            -----------
                                                         -----------            -----------

Note 7. Merger and Related Charges
----------------------------------
	Firstar recorded merger and integration charges of $243.0 million in 1998 and $45.1 million in the first six months of 1999. Merger and integration charges were associated with the mergers of Firstar Corporation and Star Banc Corporation in the fourth quarter of 1998 and the acquisition of Trans Financial Inc. in the third quarter of 1998. The components of the charges are shown below. (dollars in thousands)

---------------
                                  First six months
					      1999  	     1998
                                  ----------------       --------
Severance and related costs	          $  8,739       $ 86,576
Fixed asset write-downs			       674 	   26,646
Lease termination charges		       687 	   16,476
System conversions			    33,575         34,026
Charitable contributions      			--         23,000
Professional fees			     1,317 	   45,700
Other merger-related expenses	               108         10,546
                                          --------       --------
     Total                                $ 45,100       $242,970
                                          --------       --------
                                          --------       --------


	The following table presents a summary of activity with respect to the merger related accrual:

		Balance at December 31, 1998		$129,198
		Merger-related charge			  45,100
		Cash payments		  	         (92,454)
		Noncash write-downs			 (32,767)
		                                        --------
                Balance at June 30, 1999		$ 49,077
                                                        --------
                                                        --------

	Firstar expects to incur additional merger-related expenses during 1999 in connection with the combining of operations of Firstar Corporation and Star Banc Corporation.


Note 8.  Mortgage Servicing Assets
----------------------------------
	Mortgage servicing rights are capitalized based upon their fair value at the time a loan is sold. Impairment testing is performed on a quarterly basis in accordance with SFAS No. 125 which was adopted by Firstar in 1997.

	The fair value of capitalized mortgage servicing rights was $239.4 million on June 30, 1999 and $199.8 million on December 31, 1998. Firstar serviced $15.6 billion of mortgage loans for other investors as of June 30, 1999 and $14.7 billion of mortgage loans for other investors as of December 31, 1998.

	Changes in capitalized mortgage servicing rights at June 30, 1999 and December 31, 1998 are summarized in the following table.
(dollars in thousands)

				        June 30,    December 31,
                        		    1999  	    1998
Mortgage Servicing Assets:              --------    ------------
Balance at beginning of year		$182,692 	$ 72,337
   Amount added in acquisitions		      -- 	  51,731
   Amount capitalized			  89,682 	 152,070
   Amortization				 (18,282)	 (28,586)
   Sales				 (74,660)	 (64,630)
   Valuation allowance  	              --	    (230)
                                        --------        --------
	  Balance at end of period      $179,851 	$182,692
                                        --------        --------
                                        --------        --------

Note 9.  Earnings Per Share
---------------------------
	The following table shows the amounts used in the computation of basic and diluted earnings per share, in accordance with SFAS No. 128 for the three months and six months ended June 30, 1999 and 1998. (dollars in thousands)


						 Three Months    		         Six Months
                                          ----------------------                -----------------------
					      1999  	    1998 		    1999  	   1998
                                          --------      --------                --------       --------
Net income			          $170,761 	$148,674		$340,348       $287,508
Dividends on preferred stock		        --  	      -- 		      --             83
                                          --------      --------                --------       --------
Net income available to
     common shareholders		  $170,761	$148,674		$340,348       $287,425
                                          --------      --------                --------       --------
                                          --------      --------                --------       --------

Weighted average shares (000s):
Common shares			           662,079	 651,796		 661,827	644,638
Options and stock plan			    12,644	  13,336		  13,093         13,726
                                          --------      --------                --------       --------
Weighted average diluted common shares     674,723       665,132	         674,920	658,364
                                          --------      --------                --------       --------
                                          --------      --------                --------       --------


Basic earnings per share		  $   0.26	$   0.23	        $   0.51       $   0.45
                                          --------      --------                --------       --------
                                          --------      --------                --------       --------

Diluted earnings per share		  $   0.25      $   0.22                $   0.50       $   0.44
                                          --------      --------                --------       --------
                                          --------      --------                --------       --------

Note 10.  Pending Acquisitions
------------------------------
	On April 30, 1999, Firstar Corporation and Mercantile Bancorporation Inc. signed a definitive agreement to merge through an exchange of shares. Under the terms of the agreement, Mercantile shareholders will receive 2.091 shares of Firstar common stock for each share of Mercantile common stock. The combined company will have assets of approximately $74 billion. The merger is expected to be completed in the third or fourth quarter of 1999, subject to remaining regulatory approvals, and will be accounted for as a pooling of interests.

	A summary of unaudited pro forma financial information giving effect to the merger is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future.


				Six Months Ended                          Years Ended December 31,
					 June 30                   1998             1997             1996
                                ----------------               --------         --------         --------
                                                	          (millions of dollars, except per share)
Total average assets			$ 73,861               $ 71,096         $ 60,722         $ 54,565
Net interest revenue			   1,309                  2,517	           2,350            2,201
Other operating revenue			     713                  1,402	           1,126              989
Other operating expense		           1,067                  2,548	           2,113            1,957
Net income			             579                    805	             761              700
Diluted earnings per common share            .58                    .81	             .82              .75


Note 11. Business Segments
--------------------------
	Firstar's operations include three primary business segments: Consumer Banking, Wholesale Banking, and Trust and Private Banking. Selected financial information by business segment is summarized below. This information is derived from the internal reporting systems used by management to assess segment performance.

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

	Certain asset balances have been reclassified between business segments during 1999. Prior year segment data has been restated to be comparable to the current period's presentation.

	Additionally, transfer pricing methodology used for allocating net interest income for certain asset and liability categories is different from that used in the prior year's reporting. The transfer pricing methodology used in of 1999 was based upon the anticipated cash flows ("cash flow method") of underlying assets and liabilities. During 1998, net interest revenue was allocated to segments based upon average maturities ("average maturity method") of the underlying assets and liabilities. Accurate data related to the anticipated cash flows of the underlying assets and liabilities for periods during 1998 or data related to average maturities of assets and liabilities during 1999 is impracticable to cost effectively obtain. Therefore, segment information for 1998 has not been restated using the cash flow method. Additionally, restatement of segment information for 1999 determined under the average maturity method is also impracticable.

                                                      For the quarter ended June 30, 1999
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private     Treasury/                  Related
                                Banking      Banking      Banking         Other      Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   217,054  $    97,968  $    13,130  $    55,443  $   383,595  $            $    383,595
Provision for loan losses       26,535        8,651         (244)         418       35,360                     35,360
Noninterest income             124,276       28,272       76,416        8,387      237,351                    237,351
Noninterest expense            211,844       28,731       48,976        1,957      291,508       30,100       321,608
Income taxes*                   36,297       31,329       14,390       21,854      103,870      (10,653)       93,217
----------------------------------------------------------------------------------------------------------------------
     Net income            $    66,654  $    57,529  $    26,424  $    39,601  $   190,208  $   (19,447) $    170,761
----------------------------------------------------------------------------------------------------------------------
Average balances:
   Loans                   $11,195,313  $12,018,822  $   877,659  $ 2,582,425  $26,674,219
   Total assets             13,924,371   13,466,893    1,276,145    9,405,764   38,073,173
   Deposits                 22,092,683    3,349,602    1,497,874      582,248   27,522,407
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                      For the quarter ended June 30, 1998
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private     Treasury/                  Related
                                Banking      Banking      Banking         Other      Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   202,725  $    92,106  $    15,592  $    50,049  $   360,472  $            $    360,472
Provision for loan losses       17,902        5,517          146          885       24,450                     24,450
Noninterest income             114,471       25,186       69,281        2,718      211,656                    211,656
Noninterest expense            221,417       29,828       61,133        2,782      315,160                    315,160
Income taxes*                   28,082       29,549        8,508       17,705       83,844                     83,844
----------------------------------------------------------------------------------------------------------------------
     Net income            $    49,795  $    52,398  $    15,086  $    31,395  $   148,674  $            $    148,674
----------------------------------------------------------------------------------------------------------------------
Average balances:
   Loans                   $ 9,705,406  $10,979,208  $   806,441  $ 3,238,626  $24,729,681
   Total assets             12,120,617   12,105,519    1,157,283   10,669,723   36,053,142
   Deposits                 21,334,435    3,265,061    1,353,053      511,039   26,463,588
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                      For the six months ended June 30, 1999
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private     Treasury/                  Related
                                Banking      Banking      Banking         Other      Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   432,138  $   194,572  $    26,192  $   106,709  $   759,611  $            $    759,611
Provision for loan losses       49,089       17,478          319        4,384       71,270                     71,270
Noninterest income             236,529       58,234      150,638       15,034      460,435                    460,435
Noninterest expense            418,669       57,349       96,921        3,738      576,677       45,100       621,777
Income taxes*                   71,130       63,012       28,178       40,299      202,619      (15,968)      186,651
----------------------------------------------------------------------------------------------------------------------
     Net income            $   129,779  $   114,967  $    51,412  $    73,322  $   369,480  $   (29,132) $    340,348
----------------------------------------------------------------------------------------------------------------------
Average balances:
   Loans                   $10,992,303  $11,883,517  $   875,172  $ 2,670,232  $26,421,224
   Total assets             13,867,501   13,346,964    1,225,677    9,719,491   38,159,633
   Deposits                 22,135,475    3,433,894    1,517,748      588,495   27,675,612
----------------------------------------------------------------------------------------------------------------------

                                                      For the six months ended June 30, 1998
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private     Treasury/                  Related
                                Banking      Banking      Banking         Other      Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   384,153  $   182,415  $    27,676  $   115,169  $   709,413  $            $    709,413
Provision for loan losses       40,000       11,034          292        1,769       53,095                     53,095
Noninterest income             214,449       50,752      136,274        7,224      408,699                    408,699
Noninterest expense            425,482       57,902      125,941        6,230      615,555                    615,555
Income taxes*                   47,967       59,177       13,591       41,219      161,954                    161,954
----------------------------------------------------------------------------------------------------------------------
     Net income            $    85,153  $   105,054  $    24,126  $    73,175  $   287,508  $            $    287,508
----------------------------------------------------------------------------------------------------------------------
Average balances:
   Loans                   $ 9,527,081  $10,694,946  $   802,681  $ 3,441,083  $24,465,791
   Total assets             11,750,675   11,828,746    1,154,780   10,535,968   35,270,169
   Deposits                 20,811,089    3,236,006    1,375,514      511,806   25,934,415
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

	Net income of Firstar Corporation ("Firstar") for the quarter ended June 30, 1999 was $170.8 million, a 14.9% increase over the second quarter of 1998. Net income for the first six months of 1999 was $340.3 million a 18.4% increase over the same period of 1998. Diluted earnings per common share were $.25 for the second quarter of 1999, compared to $.22 for the same period of the prior year, an increase of 13.6%. For the first half of 1999 diluted earnings per share were $.50, a 13.6% increase over the same period of 1998. All per share amounts have been restated for the three for one stock split completed as of March 31, 1999. Return on average assets was 1.80% for the second quarter of 1999, compared to 1.65% for the same period in 1998.
Return on average common equity was 18.45% compared to 17.81% in the second quarter of last year. For the first six months of 1999 return on average assets was 1.80% compared to 1.64% in 1998 while return on average equity was 18.63% compared to 18.06% a year earlier.

	Included in the first six months of 1999 expenses were $45.1 million of merger-related charges relating to the November 1998 merger of Star Banc Corporation and Firstar. Firstar anticipates a total of $325.0 million of restructuring and merger-related charges of which $262.1 million have been recognized through the end of the second quarter of this year.

	Excluding the merger-related charges, net income for the second quarter would have been $190.2 million, an increase of 27.9% over the second quater of 1998. Net income before merger related charges for the first half of 1999 was $369.5 million, an 28.5% increase over the same period of 1998. Second quarter 1999 diluted earnings per common share, before merger-related charges, were $.28 or a 27.3% increase over the same quarter of last year. Diluted earnings per common share before merger-related charges for the first six months of 1999 were $.55, a 25.0% increase over the same period of 1998. Return on average assets was 2.00% and return on average common equity was 20.55% in the second quarter of 1999, excluding merger-related charges. For the first half of 1999 return on average assets was 1.95% and return on average equity was 20.22%, excluding merger-related charges.

	The improvement in net income before merger-related charges for both the quarter and first half of 1999 resulted from higher net interest revenue and noninterest revenue together with lower operating costs. This was partially offset by an increased loan loss provision.

Financial Condition

	Total assets at June 30, 1999 were $38.13 billion, down $341 million from the $38.48 billion level at December 31, 1998. Total loans increased $819 million, or 3.2% from last year end to $26.69 billion at June 30, 1999. Excluding the impact of the $363 million of residential mortgages transferred to held for sale and the $88 million of municipal obligations moved to investment securities in the first half of 1999, total loans have increased by $1.27 billion, or 4.9%, from last year end. Retail loans increased by $717.7 million, or 9.6%, to $8.21 billion at June 30, 1999. Strong growth in retail installment loans and leases of 10.8% and 13.3%, respectively, were achieved in the first half of this year. Commercial loans, including real estate loans, were up $625.0 million, or 4.1%, from the December 31, 1998 levels after adjusting for the transfer of municipal obligations mentioned above. Residential mortgages were reduced by $435.3 million reflecting the transfer of certain loans to the held for sale category along with normal amortization and prepayments. New originations are primarily classified as held for sale assets.

	Investment securities declined by $889.5 million during the first half of 1999 to $5.47 billion as of June 30, 1999. Scheduled maturities of the investment securities were used to fund in part the increase in loans during the period. At June 30, 1999 the net unrealized gain on available for sale securities was $33.3 million and the related after tax increase to shareholders' equity was $21.3 million. Mortgage loans held for sale were $1.13 billion at June 30, 1999, a reduction from the $1.54 billion level at December 31, 1998.

	Total deposits were $28.15 billion at June 30, 1999, a reduction of $700.7 million, or 2.4%, from the December 31, 1998 level. Demand deposit balances declined by $286.4 million to $6.36 billion at June 30, 1999 reflecting, in part, the tendency of commercial customers to maintain higher cash balances at year ends. Interest-bearing deposits decreased by $414.3 million, or 1.9%, from year end levels. The shift in deposit preferences continues with reductions in savings, NOW accounts, and small CDs, collectively down by $380.1 million, being partially offset by the $136.4 million increase in money market accounts. Retail deposit customers are seeking higher yields in deposit accounts and alternative investment vehicles thus limiting Firstar's ability to maintain or increase deposits. Short-term borrowed funds increased by $384.3 million, or 10.5%, since last year end to a level of $4.03 billion. Increased usage of this funding source was necessary to replace the reduced levels of deposits.

Results of Operations

	Net interest income, Firstar's principal source of revenue, increased by $23.1 million, or 6.4% on a tax equivalent basis compared to the second quarter of 1998. For the first half of 1999 net interest income on a tax equivalent basis rose by $50.2 million, or 7.1%, compared to the same period of last year. The increase was due to higher average earning asset balances along with an improved net interest margin. Average earning assets for the first half of the year were up $1.88 billion, or 5.9%, over the same period of 1998. Average retail loans increased by $942 million, or 13.7%, while commercial loans rose by $719 million, or 8.2%. Average loans held for sale increased by $533 million, or 69.2%, due to the acquisition of a mortgage banking business in the first quarter of last year, increased market activity this year, and the transfer of residential mortgages from loans to held for sale status. Average investment securities were reduced by $589 million, or 9.3%. These increases in average earning assets along with a change in mix of assets from lower yielding investment securities and residential mortgages to higher yielding loans have contributed to the increase in net interest income. This was partially offset by increased use of higher cost funding sources in lieu of deposits.

	The net interest margin increased by fourteen basis points to 4.59% in the second quarter of 1999 compared to the second quarter of 1998. For the first half of 1999 the net interest margin increased by four basis points to 4.53% compared to the same period of last year. An accrual adjustment to the commercial leasing portfolio increased 1999's second quarter and first half net interest margin by three basis points and two basis points, respectively. The yield on total earning assets declined by 43 basis points to 7.90% for the first half of 1999. The yield on total loans decreased by 56 basis points reflecting generally market driven forces. The rate paid on interest bearing liabilities declined by 58 basis points similarly reflecting lower market rates. Interest spread, the difference between the rate on total earning assets and the rate on interest bearing liabilities increased by fifteen basis points. The contribution of interest free funds to net interest margin declined by eleven basis points producing the net increase in margin of four basis points. The contribution of interest free funds was lessened by the absolute reduction in interest rate levels along with a higher proportion of earning assets funded by interest bearing liabilities. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid.

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

	One of the primary tools to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis. This earnings simulation model estimates net interest income under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships, changes in the direction of rates, and changes in the mix and levels of balance sheet accounts. The most recent simulation projected the impact of a 300 basis point upward or downward gradual change of market interest rates over a one year time period. The results of this simulation indicate that a declining interest rate scenario would increase net interest revenue by 0.6% from a base case, while an increasing rate scenario would increase net interest revenue by 0.7%.

	The loan loss provision charged to earnings increased by $10.9 million to $35.4 million in the second quarter of 1999 from the second quarter of 1998. For the first half of the year the provision for loan losses was $18.2 million higher than the same period of 1998. Net loan charge-offs were $62.1 million in the first half of 1999 compared to $49.6 a year earlier. In addition to replacing loan charge-offs, loan growth during the period required an increased loan loss provision to maintain adequate reserve levels.

	Noninterest income is a growing source of revenue for Firstar, representing 38.2% of tax equivalent net revenue in the second quarter of 1999 and 37.7% for the first half on 1999. This compares with 37.0% in the second quarter of last year and 36.6% in the first half of last year. Noninterest income increased by $25.7 million, or 12.1%, to a level of $237.4 million in the second quarter of 1999 compared to the same quarter of last year. For the first half of 1999 noninterest income increased by $51.7 million, or 12.7% to a level of $460.4 million.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)

                                           Second Quarter, 1999                Second Quarter, 1998
                                    ---------------------------------   ---------------------------------
                                        Daily                Average        Daily                Average
                                       Average    Interest    Rate         Average    Interest    Rate
                                    -----------  ---------   --------   -----------  ---------   --------
ASSETS:
Commercial loans................... $ 9,560,746  $ 184,099     7.72 %   $ 9,007,762  $ 186,265     8.29 %
Real estate loans..................   9,116,619    183,415     8.06       8,749,270    182,510     8.35
Retail loans.......................   7,996,854    177,461     8.90       6,972,649    168,219     9.67
                                    -----------  ---------              -----------  ---------
     Total loans...................  26,674,219    544,975     8.19      24,729,681    536,994     8.70
Loans held for sale................   1,112,837     19,347     6.95         904,879     16,409     7.25
Taxable investment securities......   5,575,835     95,357     6.84       6,673,499    115,099     6.90
Money market investments...........     129,028      1,548     4.81          93,995      1,298     5.54
                                    -----------  ---------              -----------  ---------
     Total interest-earning assets.  33,941,919  $ 661,227     7.91 %    32,402,054  $ 669,800     8.28 %
                                                 ---------   --------                ---------   --------
                                                 ---------   --------                ---------   --------
Cash and due from banks............   1,969,119                           1,664,975
Allowance for loan losses..........    (405,549)                           (393,590)
Other assets.......................   3,017,684                           2,379,703
                                    -----------                         -----------
     Total assets.................. $38,073,173                         $36,053,142
                                    -----------                         -----------
                                    -----------                         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.................... $ 5,916,345  $  26,082     1.77 %   $ 5,694,915  $  31,126     2.19 %
Money market deposit accounts......   6,117,394     59,642     3.91       4,879,774     54,350     4.47
Time deposits......................   9,534,521    117,214     4.93      10,486,205    143,998     5.51
Short-term borrowings..............   4,481,906     49,115     4.40       4,011,296     51,957     5.20
Long-term debt.....................   1,674,582     25,579     6.11       1,698,328     27,897     6.56
                                    -----------  ---------              -----------  ---------
     Total interest-bearing
        liabilities................  27,724,748  $ 277,632     4.02 %    26,770,518  $ 309,328     4.63 %
                                                 ---------   --------                ---------   --------
                                                 ---------   --------                ---------   --------
Noninterest-bearing deposits.......   5,954,147                           5,402,694
Other liabilities..................     681,382                             530,893
Shareholders' equity...............   3,712,896                           3,349,037
                                    -----------                         -----------
     Total liabilities and
       shareholders' equity........ $38,073,173                         $36,053,142
                                    -----------                         -----------
                                    -----------                         -----------

Net interest revenue/margin........              $ 383,595     4.59 %                $ 360,472     4.45 %
Interest rate spread...............                            3.89                                3.65

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of nonaccruing loans is included in average amounts outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)


                                        Year through June 30, 1999          Year through June 30, 1998
                                    ---------------------------------   ---------------------------------
                                        Daily                Average        Daily                Average
                                       Average    Interest    Rate         Average    Interest    Rate
                                    -----------  ---------   --------   -----------  ---------   --------
ASSETS:
Commercial loans................... $ 9,503,161  $ 361,570     7.66 %   $ 8,784,348  $ 364,014     8.35 %
Real estate loans..................   9,098,268    364,318     8.05       8,804,007    367,536     8.39
Retail loans.......................   7,819,795    349,236     9.00       6,877,436    331,438     9.71
                                    -----------  ---------              -----------  ---------
     Total loans...................  26,421,224  1,075,124     8.19      24,465,791  1,062,988     8.75
Loans held for sale................   1,303,389     46,503     7.14         770,468     27,563     7.15
Taxable investment securities......   5,764,542    196,392     6.83       6,353,767    219,261     6.92
Money market investments...........     123,144      2,856     4.68         142,946      3,994     5.63
                                    -----------  ---------              -----------  ---------
     Total interest-earning assets.  33,612,299 $1,320,875     7.90 %    31,732,972 $1,313,806     8.33 %
                                                 ---------   --------                ---------   --------
                                                 ---------   --------                ---------   --------
Cash and due from banks............   1,934,417                           1,649,701
Allowance for loan losses..........    (401,599)                           (388,561)
Other assets.......................   3,014,516                           2,276,057
                                    -----------                         -----------
     Total assets.................. $38,159,633                         $35,270,169
                                    -----------                         -----------
                                    -----------                         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW.................... $ 5,939,861  $  53,173     1.81 %   $ 5,627,662  $  60,849     2.18 %
Money market deposit accounts......   6,058,535    118,981     3.96       4,699,985    104,181     4.47
Time deposits......................   9,665,224    241,363     5.04      10,278,677    282,906     5.55
Short-term borrowings..............   4,404,039     95,988     4.40       3,856,239     99,638     5.21
Long-term debt.....................   1,690,812     51,759     6.13       1,719,256     56,819     6.62
                                    -----------  ---------              -----------  ---------
     Total interest-bearing
        liabilities................  27,758,471  $ 561,264     4.07 %    26,181,819  $ 604,393     4.65 %
                                                 ---------   --------                ---------   --------
                                                 ---------   --------                ---------   --------
Noninterest-bearing deposits.......   6,011,992                           5,328,091
Other liabilities..................     704,336                             549,613
Shareholders' equity...............   3,684,834                           3,210,646
                                    -----------                         -----------
     Total liabilities and
       shareholders' equity........ $38,159,633                         $35,270,169
                                    -----------                         -----------
                                    -----------                         -----------

Net interest margin................                            4.53 %                              4.49 %
Interest rate spread...............                            3.83                                3.68

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of non accruing loans is included in average amounts outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST INCOME
(dollars in thousands)


                                                                   % Increase/                            % Increase/
                                                Second Quarter     (decrease)      Year Through June 30   (decrease)
                                            --------------------                   --------------------
                                               1999       1998     1999/1998          1999       1998     1999/1998
                                            ---------  ---------   -----------     ---------  ---------   -----------
Trust income                                $  75,061  $  63,693       17.8 %      $ 147,414  $ 126,434       16.6 %
Mortgage banking                               37,364     40,451       (7.6)          71,263     73,980       (3.7)
Cash management income                         24,438     20,726       17.9           47,466     40,768       16.4
Retail deposit fees                            24,383     22,866        6.6           46,494     44,479        4.5
Credit card income                             24,822     20,667       20.1           46,496     38,755       20.0
ATM income                                      7,303      7,301        0.0           13,964     13,320        4.8
Insurance commissions                           4,548      5,994      (24.1)          11,099      9,886       12.3
International income                            5,253      4,325       21.5           10,186      8,338       22.2
Corporate owned life insurance                  5,817      3,488       66.8           10,612      6,699       58.4
Brokerage revenue                               3,774      6,269      (39.8)           6,395     11,231      (43.1)
All other income                               24,588     15,409       59.6           49,048     34,013       44.2
                                            ---------  ---------   -----------     ---------  ---------   -----------
                                              237,351    211,189       12.4          460,437    407,903       12.9
Investment securities gains/(losses)--net          --        467        n/m               (2)       796        n/m
                                            ---------  ---------   -----------     ---------  ---------   -----------
        Total noninterest income            $ 237,351 $  211,656       12.1 %     $  460,435 $  408,699       12.7 %
                                            ---------  ---------   -----------     ---------  ---------   -----------
                                            ---------  ---------   -----------     ---------  ---------   -----------
n/m = not meaningful

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 NONINTEREST EXPENSE
(dollars in thousands)


                                                                   % Increase/                            % Increase/
                                               Second Quarter       (decrease)     Year Through June 30    (decrease)
                                            --------------------                   --------------------
                                               1999       1998     1999/1998          1999       1998     1999/1998
                                            ---------  ---------   -----------     ---------  ---------   -----------
Salaries                                   $  119,136 $  133,695      (10.9)%     $  235,903 $  261,441       (9.8)%
Pension and other
  employee benefits                            18,714     24,422      (23.4)          41,093     52,618      (21.9)
Equipment expense                              22,762     27,093      (16.0)          45,327     50,444      (10.1)
Occupancy expense--net                         23,696     24,309       (2.5)          49,911     48,662        2.6
Amortization of goodwill
  and other intangible assets                  16,141     12,919       24.9           32,132     24,220       32.7
Outside services                               20,973     17,853       17.5           36,693     33,696        8.9
Postage and courier                            10,613      9,231       15.0           20,810     17,570       18.4
Marketing expense                               6,934      8,334      (16.8)          13,599     17,659      (23.0)
Professional services                           4,551      6,187      (26.4)           7,963     12,534      (36.5)
Travel and entertainment                        4,249      4,631       (8.2)           7,699      8,076       (4.7)
Stationery and supplies                         6,253      7,259      (13.9)          11,357     13,618      (16.6)
All other noninterest expense                  37,486     39,226       (4.4)          74,190     75,017       (1.1)
                                            ---------  ---------   -----------     ---------  ---------   -----------
                                              291,508    315,159       (7.5)         576,677    615,555       (6.3)
Merger related expenses                        30,100         --         n/m          45,100         --         n/m
                                            ---------  ---------   -----------     ---------  ---------   -----------
    Total noninterest expense              $  321,608 $  315,159        2.0 %     $  621,777 $  615,555        1.0 %
                                            ---------  ---------   -----------     ---------  ---------   -----------
                                            ---------  ---------   -----------     ---------  ---------   -----------
n/m = not meaningful

 Trust income for the first half of 1999 increased $21.0 million, or 16.6%, due to new business in all product lines and market segments as well as higher stock market values. Additionally, this year's trust income benefited from the transfer of Firstar managed Stellar Funds to in-house processing. Mortgage banking revenue was down by 3.7% with higher servicing income and origination gains being offset by increased amortization of servicing rights and a lower level of gains realized on the sale of servicing rights. Corporate cash management income increased $6.7 million, or 16.4%, due to new business development, an expanded product line and higher customer transaction volumes. Credit card revenue rose $7.7 million, or 20.0%, due to an expanded customer base, increased merchant activity and card usage. Corporate owned life insurance increased by $3.9 million, or 58.4%, with the purchase of additional policies. Brokerage revenue declined as a result of the outsourcing of that product to a third party broker. All other income increased by $15.0 million, or 44.2%, and included leasing related revenues from a recently acquired leasing company and a $3.1 million gain on the sale of credit card merchant processing in the second quarter of 1999. Table 3 shows the components of noninterest income.

	Noninterest expense, excluding merger-related expenses, totaled $291.5 million, a decrease of $23.7 million, or 7.5%, from the second quarter of 1998. For the first half of 1999 noninterest expense, excluding merger-related charges, totaled $576.7 million, a decrease of $38.9 million, or 6.3%, from the same period of last year. Salary expense for the first half of 1999 decreased $25.5 million, or 9.8%. This decrease resulted primarily from staff reductions in support and back room operations as a result of recently completed mergers. In addition, staff expenses were reduced through new deferrals of loan origination costs and the outsourcing of the brokerage business. Offsetting these decreases somewhat were normal salary increases, staff additions for new branches and an expanded incentive compensation program. Fringe benefits also declined as a result of conforming the separate companies' plans and the excess funding of the pension plan made at year-end 1998. Equipment expense declined by $5.1 million, or 10.1%, due to savings resulting from the merger. Occupancy expense increased $1.2 million, or 2.6%, due to both the opening of new branches and acquisitions. Amortization of intangible assets increased $7.9 million, or 32.7%, due to new acquisitions.
All other operating expenses declined an aggregate $5.9 million, or 3.3%, reflecting various cost saving initiatives. Table 4 shows the components of noninterest expenses.

	Before merger-related costs, Firstar's efficiency ratio was 46.95% in the second quarter of 1999, a significant improvement over the 55.09% of the second quarter of last year. For the first half of 1999 the efficiency ratio was 47.27% compared to 55.05% in the same period of last year.

Asset Quality

	As of June 30, 1999, the allowance for loan losses was $405.2 million, or 1.52% of loans outstanding compared to 1.53% at December 31, 1998 and 1.60% a year earlier. The decrease from the prior year resulted from a change in the management of problem loans as a result of the merger. A more aggressive charge-off policy has been adopted. The allowance as a percentage of nonperforming loans was 293% at June 30, 1999 compared to 318% at December 31, 1998 and 361% a year earlier. Table 5 provides a summary of activity in the allowance for loan losses by type of loan. Net charge-offs totaled $32.1 million in the second quarter of 1999 compared with $22.6 million in the same period of last year. For the first half of 1999 net charge offs were $62.1 million compared to $49.6 million a year earlier. Annualized net charge-offs as a percent of average loans increased from .37% in the second quarter of
1998 to .48% in the second quarter of this year. For the first half of this year annualized net charge-offs were .47% compared to .41% last year. Credit card net charge-offs increased from 4.49% of average outstandings in the first half of 1998 to 5.15% in the current period. Commercial loan net charge-offs increased from an unrepresentively low level of .24% of loans in the first half
of 1998 to .32% in the same period of 1999.   Other retail lending net
charge-offs declined from .47% of average outstandings in the first half of 1998 to .33% in the current period. Management anticipates the level of net charge-offs to trend higher over the remainder of 1999.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 5 SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)


                                         Second Quarter               Six Months
                                   -------------------------   -------------------------
                                       1999         1998           1999         1998
                                   ------------ ------------   ------------ ------------
Average loans..................... $ 26,674,219 $ 24,729,681   $ 26,421,224 $ 24,465,791
                                   ------------ ------------   ------------ ------------
                                   ------------ ------------   ------------ ------------
Allowance for loan losses:

  Balance - beginning of period... $    401,943 $   392,947    $    395,956 $    372,933

  Charge-offs:

    Commercial....................      (12,371)     (7,561)        (23,634)     (20,498)
    Commercial real estate........       (2,122)       (788)         (3,177)      (1,264)
    Residential real estate.......       (1,754)       (716)         (4,214)      (1,127)
    Credit card...................      (18,260)    (14,822)        (35,610)     (29,985)
    Other retail..................       (9,300)    (10,350)        (19,153)     (21,524)
                                   ------------ ------------   ------------ ------------
      Total charge-offs...........      (43,807)    (34,237)        (85,788)     (74,398)
                                   ------------ ------------   ------------ ------------
  Recoveries:

    Commercial....................        4,427       4,245           8,463       10,085
    Commercial real estate........        1,246         643           2,046        1,686
    Residential real estate.......           36          37              37          252
    Credit card...................        2,934       2,114           4,956        4,547
    Other retail..................        3,020       4,561           8,219        8,193
                                   ------------ ------------   ------------ ------------
      Total recoveries............       11,663      11,600          23,721       24,763
                                   ------------ ------------   ------------ ------------
        Net charge-offs...........      (32,144)    (22,637)        (62,067)     (49,635)

  Provision charged to earnings...       35,360      24,450          71,270       53,095

  Allowances of banks purchased...           --       1,000              --       19,367
                                   ------------ ------------   ------------ ------------
  Balance - end of period......... $    405,159 $   395,760      $  405,159 $    395,760
                                   ------------ ------------   ------------ ------------
                                   ------------ ------------   ------------ ------------


Ratio of net charge-offs to average
  loans:
    Commercial....................        0.33%        0.15%          0.32%        0.24%
    Commercial real estate........        0.06%        0.01%          0.04%       (0.02%)
    Residential real estate.......        0.23%        0.07%          0.27%        0.04%
    Credit card...................        5.10%        4.46%          5.15%        4.49%
    Other Retail..................        0.37%        0.40%          0.33%        0.47%
  Total loans.....................        0.48%        0.37%          0.47%        0.41%
                                   ------------ ------------   ------------ ------------
                                   ------------ ------------   ------------ ------------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 NONPERFORMING ASSETS
(dollars in thousands)



                                         June 30,     December 31,        June 30,
                                             1999             1998            1998
                                     ------------    -------------   -------------
Loans on nonaccrual status:
  Commercial........................ $     81,332    $     60,587    $      54,054
  Residential mortgage..............       18,138          20,717           24,047
  Commercial mortgage...............       23,958          28,942           22,160
  Construction and land development.        4,150           7,766            3,508
  Retail loans......................        8,938           6,463            5,356
                                     ------------    -------------   -------------
    Total nonaccrual loans..........      136,516         124,475          109,125

Loans which have been
  renegotiated......................        1,644              48              609
                                     ------------    -------------   -------------

    Total nonperforming loans.......      138,160         124,523          109,734

Other real estate owned.............       10,239          11,852           14,107
                                     ------------    -------------   -------------

    Total nonperforming assets...... $    148,399    $    136,375    $     123,841
                                     ------------    -------------   -------------
                                     ------------    -------------   -------------
Percentage of nonperforming
  loans to loans....................         0.52%           0.48%            0.44%
                                     ------------    -------------   -------------
                                     ------------    -------------   -------------
Percentage of nonperforming
  assets to loans and other
  real estate owned.................         0.56%           0.53%            0.50%
                                     ------------    -------------   -------------
                                     ------------    -------------   -------------

Loans past due 90 days
  or more........................... $     72,092    $     75,094    $      86,650
                                     ------------    -------------   -------------
                                     ------------    -------------   -------------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 COMPOSITION OF NONPERFORMING LOANS
(dollars in thousands)
                                                 June 30, 1999
                                    ---------------------------------------------------------
                                               Nonperforming Loans                    90 Days
                                    ----------------------------------------------
                                       Non-      Restruc-              Percentage     or More
                                    accrual      tured           Total   of Loans    Past Due
                                    --------    ---------    --------- -----------   --------
Commercial loans:
  Corporate..............          $ 67,452      $   45       $ 67,497      0.82 %    $ 9,639
  Commercial leasing.....            13,880          --   	13,880      1.02        1,059
                                   --------     -------       --------                -------
    Total commercial loans           81,332          45   	81,377      0.84       10,698
                                   --------     -------       --------                -------
Real estate loans:
  Residential............            18,138          --   	18,138      0.64       11,688
  Commercial mortgage....            23,958          --   	23,958      0.50       11,691
  Construction/land
    development..........             4,150          --    	 4,150      0.36        5,393
                                   --------      ------       --------                -------
    Total real estate loans          46,246          --   	46,246      0.52       28,772
                                   --------      ------       --------                -------
Retail loans:
  Other retail...........             4,503       1,599    	 6,102      0.11       11,104
  Credit cards...........             3,880          --    	 3,880      0.32       20,714
  Retail leasing.........               555          --      	   555      0.04          805
                                   --------      ------       --------                -------
    Total retail loans...             8,938       1,599    	10,537      0.13       32,623
                                   --------      ------       --------                -------
    Total loans..........          $136,516      $1,599       $138,160      0.52 %    $70,092
                                   --------      ------       --------     -------    -------
                                   --------      ------       --------     -------    -------

                                               December 31, 1998
                                    ---------------------------------------------------------
                                               Nonperforming Loans                    90 Days
                                    ----------------------------------------------
                                       Non-      Restruc-              Percentage     or More
                                    accrual      tured           Total   of Loans    Past Due
                                    --------    ---------    --------- -----------   --------
Commercial loans:
  Corporate..............          $ 54,171      $    6       $ 54,177      0.67 %    $14,137
  Commercial leasing.....             6,416          --   	 6,416      0.53           --
                                   --------      ------       --------                -------
    Total commercial loans           60,587           6   	60,593      0.65       14,137
                                   --------      ------       --------                -------
Real estate loans:
  Residential............            20,717          --   	20,717      0.63       16,473
  Commercial mortgage....            28,942          42   	28,984      0.75        8,823
  Construction/land
    development..........             7,766          --    	 7,766      0.17        2,979
                                   --------      ------       --------                -------
    Total real estate loans          57,425          42   	57,467      0.63       28,275
                                   --------      ------       --------                -------
Retail loans:
  Other retail...........             3,344          --    	 3,344      0.07       13,604
  Credit cards...........             2,629          --    	 2,629      0.22       17,608
  Retail leasing.........               490          --      	   490      0.04        1,470
                                   --------      ------       --------                -------
    Total retail loans...             6,463          --    	 6,463      0.09       32,682
                                   --------      ------       --------                -------
    Total loans..........          $124,475      $   48       $124,523      0.48 %    $75,094
                                   --------      ------       --------     -------    -------
                                   --------      ------       --------     -------    -------

                                                   June 30, 1998
                                    ---------------------------------------------------------
                                               Nonperforming Loans                    90 Days
                                    ----------------------------------------------
                                       Non-      Restruc-              Percentage     or More
                                    accrual      tured           Total   of Loans    Past Due
                                    --------    ---------    --------- -----------   --------
Commercial loans:
  Corporate..............         $ 53,929       $  566       $ 54,495      0.69 %    $33,993
  Commercial leasing.....              125           --     	   125      0.02           --
                                  --------       ------       --------                -------
    Total commercial loans          54,054          566  	54,620      0.64       33,993
                                  --------       ------       --------                -------
Real estate loans:
  Residential............           24,047           --   	22,047      0.66        9,374
  Commercial mortgage....           22,160           --   	22,160      0.49       16,360
  Construction/land
    development..........            3,508           --    	 3,508      0.32           --
                                  --------       ------       --------                -------
    Total real estate loans         49,715           --   	49,715      0.54       25,734
                                  --------       ------       --------                -------
Retail loans:
  Other retail...........            2,310           43    	 2,353      0.05       11,953
  Credit cards...........            2,564           --    	 2,564      0.22       13,900
  Retail leasing.........              482           --      	   482      0.04        1,070
                                  --------       ------       --------                -------
    Total retail loans...            5,356           43    	 5,399      0.08       26,923
                                  --------       ------       --------                -------
    Total loans..........         $109,125       $  609       $109,734      0.44 %    $86,650
                                  --------       ------       --------     -------    -------
                                  --------       ------       --------     -------    -------

Nonperforming assets, as shown in Tables 6 and 7, were $148.4 million at June 30, 1999. This is an increase of $12.0 million from December 31, 1998 and $24.6 million from a year earlier. Measured as a percent of loans and other real estate, nonperforming assets have increased from
 .50% at June 30, 1998 and .53% at December 31, 1998 to .56% at June 30,
1999. The placement of one large commercial loan into nonaccrual status during the second quarter added $16.5 million to nonperforming assets.

Capital Resources

 	Total shareholders' equity was $3.61 billion at June 30, 1999, an increase of $84.3 million from December 31, 1998 and $193.6 million from a year earlier. The ratio of shareholders' equity to assets was 9.48% at June 30, 1999, compared to 9.17% at December 31, 1998 and 9.23%
at June 30, 1998.

	Banking industry regulators define minimum capital requirements for bank holding companies. Firstar's tier 1 and total risk-based capital ratios as of June 30, 1999 amounted to 8.85% and 10.76%, respectively, well above the minimum requirements of 4.00% for tier 1 and 8.00% for total risk-based capital. This compares to tier 1 and total risk-based capital ratios of 8.92% and 11.01% at December 31, 1998. Regulatory authorities have also established a minimum leverage ratio of 3.00%, which is defined as tier 1 equity to average quarterly assets. At June 30, 1999, Firstar's leverage ratio was 8.11%, compared to 7.52% at December 31, 1998.

	In March 1999, the Board of Directors approved a three-for-one stock split and a stock buyback plan. The stock split was completed on April 15, 1999 to all shareholders of record on March 31, 1999. All stock and per share amounts included in these financial statements have been restated to reflect the split. The stock buyback program authorizes the repurchase of up to fifteen million shares periodically over the next two years. The repurchased shares will be held as treasury shares for reissue for various corporate purposes, including stock option plans. Through June 30, 1999, 5,772,500 shares have been repurchased.

-
Year 2000

	Firstar's Year 2000 ("Y2K") project is directed by a committee that provides oversight of the Y2K initiative. Firstar has completed its assessment of Y2K issues, developed a plan, and arranged resources to complete the necessary remediation efforts. Firstar is utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Y2K modifications. Currently Firstar has
remediated and tested 100% of its mission critical applications.   A
separate test environment has been established to accommodate testing activity and the anticipated need to test with customers and other third parties during the remainder of the year.

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

	The costs of the Y2K project are primarily staff related and are expensed as incurred. Currently, Firstar estimates that the total cost of the Y2K project will be approximately $32 million of which $5 million was expensed in 1997; $18 million in 1998; and $6 in the first half of 1999.

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




PART II. OTHER INFORMATION

ITEM 4.  Submission of Matter to a Vote of Security Holders

	A special Meeting of Firstar Corporation Shareholders was held on July 28, 1999 to vote on the Agreement and Plan of Merger, dated April 30, 1999, as amended, by and between Firstar and Mercantile Bancoporation Inc. The shareholders approved the merger. The vote was as follows:

					For:		438,892,204
					Against:	  4,518,417
					Abstain:	 17,594,760

ITEM 6.  Exhibits and Reports on Form 8-K

             (A)  Exhibits filed:

		  Exhibit 27 Financial Data Schedule

             (B)  Reports on Form 8-K

	A Form 8-K filed on May 19, 1999 included financial statements of Mercantile Bancorporation. Firstar Corporation and Mercantile Bancorporation previously reported the announcement of a plan of merger.
	A Form 8-K filed on May 20, 1999 included the effect of Firstar Corporation's three for one stock split as of March 31, 1999 on previously reported earnings per share.
	A Form 8-K filed on July 13, 1999 and July 19, 1999 related to the issuance of $400 million of medium term notes.
	A Form 8-K filed on July 20, 1999 included an exhibit setting forth the computation of various ratios of earnings to fixed charges in conjunction with a debt offering.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



FIRSTAR CORPORATION


August 16, 1999			 /s/ Jerry A. Grundhoffer
------------------               ---------------------------------
     Date                        Jerry A. Grundhoffer
                                 President and Chief Executive
                                 Officer


August 16, 1999			 /s/ David M. Moffett
------------------               ---------------------------------
     Date                        David M. Moffett
                                 Vice Chairman
                                 and Chief Financial Officer


August 16, 1999			 /s/ James D. Hogan
------------------               ---------------------------------
     Date                        James D. Hogan
                                 Senior Vice President and
                                 Controller