Form 10-Q/A
period 1999-06-30
FIRSTAR CORP /NEW/
filed 1999-08-17
CIK 1074023

FORM 10-Q/A

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

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                         Six Months Ended
                                                                              June 30
                                                                        1999           1998
                                                                   ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                      $    340,348   $    287,508
   Adjustments:
      Depreciation and amortization                                      54,219         51,280
      Intangible amortization                                            32,132         24,219
      Provision for loan losses                                          71,270         53,095
      Net (increase) decrease in trading securities                       2,754          1,676
      Provision for deferred taxes                                       61,508         31,430
      (Gain) / loss on sale of premises and equipment - net                 376           (424)
      Loss on sale of securities - and other assets                         128            298
      Gain on sale of mortgage loans                                    (54,052)       (47,345)
      Proceeds from sale of mortgage loans                            4,354,706      3,277,627
      Mortgage loans originated for sale on the secondary market     (3,526,303)    (3,615,861)
      Net change in other assets and liabilities                         19,622      (105,131)
                                                                   ------------   ------------
            Total adjustments                                         1,016,360       (329,136)
                                                                   ------------   ------------
            Net cash  provided by/(used in) operating activities      1,356,708        (41,628)
                                                                   ------------   ------------
Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities            35,359        248,157
      Proceeds from maturities of available-for-sale securities         978,571        443,187
      Proceeds from sales of available-for-sale securities               28,782        316,193
      Purchase of held-to-maturity securities                           (19,978)      (157,640)
      Purchase of available-for-sale securities                        (193,080)    (1,196,569)
      Net increase in loans                                          (1,724,328)      (376,827)
      Proceeds from sales of loans                                       76,415        101,564
      Proceeds from sales of premises and equipment                         896            195
      Purchases of premises and equipment                               (62,776)       (63,338)
      Purchases of corporate owned life insurance                       (80,000)       (75,000)
      Acquisitions, net of cash acquired                                      0       (134,858)
      Net change due to acquisitions of branch offices                        0        816,978
                                                                   ------------   ------------
            Net cash provided by/(used in) investing activities        (960,139)       (77,958)
                                                                   ------------   ------------
Cash Flows from Financing Activities:
      Net (decrease)/increase in deposits                              (700,666)       291,793
      Net increase in short-term borrowings                             384,337          4,364
      Principal payments on long-term debt                             (141,736)      (503,408)
      Proceeds from issuance of long-term debt                          100,000        125,066
      Proceeds from issuance of common stock                            118,850         31,061
      Purchase of treasury stock                                       (166,717)       (14,329)
      Dividends paid                                                   (131,745)      (107,123)
                                                                   ------------   ------------
            Net cash provided by/(used in) financing activities        (537,677)      (172,576)
                                                                   ------------   ------------

Net decrease in cash and cash equivalents                              (141,108)      (292,162)
Cash and cash equivalents at beginning of period                      2,425,056      2,228,920
                                                                   ------------   ------------
Cash and cash equivalents at end of period                         $  2,283,948   $  1,936,758
                                                                   ------------   ------------
                                                                   ------------   ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                     $    580,416   $    559,043
      Income taxes                                                       10,621         74,902

Transfer to foreclosed assets from loans                           $     10,590   $      8,713


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