Form 10-Q
period 1999-09-30
FIRSTAR CORP /NEW/
filed 1999-11-15
CIK 1074023

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED SEPT. 30, 1999    COMMISSION FILE NUMBER 1-2981




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

As of October 31, 1999, 980,186,669 shares of common stock were outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 1999

							          Page
Table of Contents                                               Number
----------------------------------------------------------------------
Part I. Financial Information:
	Financial Highlights.........................................3
	Item 1. Financial Statements:
		Condensed Consolidated Financial Statements..........4
		Notes to Condensed Consolidated Financial Statements.8
	Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations.................15
	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk...................................20

Part II. Other Information:
	Item 1. Legal Proceedings.................................none
	Item 2. Changes in Securities.............................none
	Item 3. Defaults Upon Senior Securities...................none
	Item 4. Submission of Matters to a Vote
		of Security Holders...............................none
	Item 5. Other Information.................................none
	Item 6. Exhibits and Reports on Form 8-K....................29

Signatures..........................................................29

PART I  FINANCIAL INFORMATION
FIRSTAR CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)


                                                 Third Quarter                  Nine Months Ended September 30,
                                       -----------------------------------    ------------------------------------
                                                                   Percent                                 Percent
                                           1999          1998       Change         1999         1998        Change
                                       -----------   -----------  --------    ------------  ------------  --------
Net income                           $      28,360 $     192,766    (85.3)%  $     607,273 $     702,280    (13.5)%

Per share:
  Basic earnings per common share    $        0.03 $        0.20    (85.0)%  $        0.61 $        0.73    (16.4)%
  Diluted earnings per common share           0.03          0.19    (84.2)            0.60          0.71    (15.5)
  Common stock cash dividends
    declared                                  0.10          0.08     25.0             0.30          0.24     25.0
  Book value per common share                 6.56          6.70     (2.1)            6.56          6.70     (2.1)
  Market value per common share              25.63         22.04     16.3            25.63         22.04     16.3

Average balances:
  Total assets                       $  73,744,641 $  71,435,352      3.2 %  $  73,822,468 $  70,310,071      5.0 %
  Earning assets                        66,633,862    64,383,723      3.5       66,357,524    63,535,192      4.4
  Loans                                 49,814,529    46,773,325      6.5       49,125,447    46,260,952      6.2
  Deposits                              51,375,982    51,740,781     (0.7)      52,201,932    51,211,830      1.9
  Total shareholders' equity             6,667,774     6,434,979      3.6        6,756,939     6,204,681      8.9

Ratios:
  Return on average assets                    0.15%         1.07%                     1.10%         1.34%
  Return on average equity                    1.69         11.88                     12.02         15.13
  Average total shareholders' equity
    to average total assets                   9.04          9.01                      9.15          8.82

  Risk-based capital ratios:
    Tier 1                                    8.60          9.58                      8.60          9.58
    Total                                    10.70         12.06                     10.70         12.06
  Leverage - average assets (a)               7.43          7.47                      7.43          7.47

  Net interest margin                         4.04          4.02                      4.07          4.04
  Noninterest expense to net revenue         82.11         64.65                     48.64         54.24
  Noninterest income as a percent
    of net revenue                           34.05         36.96                     33.99         34.71
  Net income to net revenue                   2.77         18.74                     19.83         23.84
Excluding Merger Related Charges:
  Net income                         $     320,313 $     266,352     20.3 %  $     928,358 $     775,866     19.7 %
  Noninterest expense                      478,089       545,708    (12.4)       1,489,979     1,598,153     (6.8)
  Basic earnings per common share             0.32          0.27     18.5             0.94          0.80     17.5
  Diluted earnings per common share           0.32          0.27     18.5             0.92          0.79     16.5
  Return on average assets                    1.72%         1.48%                     1.68%         1.48%
  Return on average equity                   19.06         16.42                     18.37         16.72
  Noninterest expense to net revenue         46.70         55.66                     48.64         55.14

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)


                                                               September 30,      December 31,
                                                                    1999              1998
                                                              --------------    --------------
ASSETS:
Cash and due from banks                                     $     2,824,575   $     4,110,168
Money market investments                                            346,618           495,316
Trading securities                                                      101           129,294
Investment securities:
  Available-for-sale                                             12,719,317        15,641,934
  Held-to-maturity (market value of $255,781 at
    September 30, 1999 and $236,623 at December 31, 1998)           254,005           233,014
                                                              --------------    --------------
  Total securities                                               12,973,322        15,874,948
Loans held for sale                                               2,407,079         1,757,833
Loans:
  Commercial loans                                               16,367,714        15,422,146
  Real estate loans                                              19,822,534        21,767,354
  Retail loans                                                   12,510,599        10,830,185
                                                              --------------    --------------
    Total loans                                                  48,700,847        48,019,685
          Allowance for loan losses                                 714,547           704,846
                                                              --------------    --------------
    Net loans                                                    47,986,300        47,314,839
Premises and equipment                                            1,024,498         1,116,712
Acceptances - customers' liability                                   20,809            38,569
Other assets                                                      3,762,042         3,438,337
                                                              --------------    --------------
    Total assets                                            $    71,345,344   $    74,276,016
                                                              --------------    --------------
                                                              --------------    --------------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits                              $     9,732,482   $    11,102,247
  Interest-bearing deposits                                      40,976,653        43,209,915
                                                              --------------    --------------
      Total deposits                                             50,709,135        54,312,162
Short-term borrowings                                             7,457,294         6,645,968
Long-term debt                                                    5,597,854         5,457,203
Acceptances outstanding                                              20,809            38,569
Other liabilities                                                 1,124,379         1,218,446
                                                              --------------    --------------
    Total liabilities                                            64,909,471        67,672,348

SHAREHOLDERS' EQUITY:
Common stock:
  Shares authorized - 2,000,000,000 at September 30,
    1999 and December 31, 1998
  Shares issued - 983,280,704 at September 30, 1999
    and 987,596,220 at December 31, 1998                              9,833             9,876
Surplus                                                           1,922,199         2,170,024
Retained earnings                                                 4,551,451         4,302,420
Treasury stock, at cost - 2,046,663 shares at September
  30, 1999 and 2,223,365 shares at December 31, 1998                (17,616)          (19,659)
Accumulated other comprehensive income                              (29,994)          141,007
                                                              --------------    --------------
    Total shareholders' equity                                    6,435,873         6,603,668
                                                              --------------    --------------
    Total liabilities and shareholders' equity              $    71,345,344   $    74,276,016
                                                              --------------    --------------
                                                              --------------    --------------

The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                     Third Quarter                    Nine Months Ended Sept. 30,
                                              -----------------------------          -----------------------------
                                                   1999              1998                 1999              1998
                                              -----------       -----------          -----------       -----------
INTEREST INCOME:
Interest and fees on loans                 $    1,004,394     $     992,622        $   2,944,213     $   2,941,683
Interest and fees on loans held for sale           25,168            20,526               78,289            55,725
Interest on investment securities:
  Taxable                                         207,841           228,654              635,372           673,325
  Non-taxable                                      24,084            24,377               70,938            71,154
Interest on trading securities                      1,021             1,827                6,412             6,792
Interest on money market investments                5,177             8,562               18,413            27,584
                                              -----------       -----------          -----------       -----------
  Total interest income                         1,267,685         1,276,568            3,753,637         3,776,263
                                              -----------       -----------          -----------       -----------
INTEREST EXPENSE:
Interest on deposits                              415,495           469,314            1,255,939         1,391,937
Interest on short-term borrowings                 106,455            94,513              268,852           294,404
Interest on long-term debt                         84,254            79,554              248,529           210,677
                                              -----------       -----------          -----------       -----------
  Total interest expense                          606,204           643,381            1,773,320         1,897,018
                                              -----------       -----------          -----------       -----------
    Net interest income                           661,481           633,187            1,980,317         1,879,245

Provision for loan losses                          55,325            55,909              143,552           124,885
                                              -----------       -----------          -----------       -----------
    Net interest income after
      provision for loan losses                   606,156           577,278            1,836,765         1,754,360
                                              -----------       -----------          -----------       -----------
NONINTEREST INCOME:
Trust income                                      105,705            95,833              314,005           279,211
Mortgage banking income                            37,490            44,618              118,963           155,252
Retail deposit income                              45,689            45,389              133,357           130,886
Cash management income                             36,574            30,552              103,808            85,860
Credit card income                                 28,793            24,307               81,248            66,695
ATM Income                                         10,147            10,100               28,080            27,230
Investment securities gains/(losses)-net           (1,491)            2,607               14,753            10,690
All other income                                   85,714           126,721              246,929           266,767
                                              -----------       -----------          -----------       -----------
  Total noninterest income                        348,621           380,127            1,041,143         1,022,591
                                              -----------       -----------          -----------       -----------
NONINTEREST EXPENSE:
Salaries                                          214,578           248,487              656,210           717,580
Pension and other employee benefits                32,742            40,284              113,572           131,211
Equipment expense                                  36,484            39,640              110,367           119,008
Occupancy expense - net                            41,092            43,088              124,901           123,949
All other expense                                 153,193           174,209              484,929           506,405
                                              -----------       -----------          -----------       -----------
                                                  478,089           545,708            1,489,979         1,598,153
Merger related charges                            362,500           119,162              407,600           119,162
                                              -----------       -----------          -----------       -----------
  Total noninterest expense                       840,589           664,870            1,897,579         1,717,315
                                              -----------       -----------          -----------       -----------

INCOME BEFORE TAX                                 114,188           292,535              980,329         1,059,636
Income tax                                         85,828            99,769              373,056           357,356
                                              -----------       -----------          -----------       -----------
NET INCOME                                 $       28,360     $     192,766        $     607,273     $     702,280
                                              -----------       -----------          -----------       -----------
                                              -----------       -----------          -----------       -----------

PER SHARE:
Basic earnings per common share            $         0.03     $        0.20        $        0.61     $        0.73
Diluted earnings per common share                    0.03              0.19                 0.60              0.71
Common stock cash dividends declared                 0.10              0.08                 0.30              0.24

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
                                                                                                             Employee
                                                                                                                Stock
                                                                                              Accumulated   Ownership
                                                                                                    Other Plan Shares
                           Preferred     Common                    Retained     Treasury    Comprehensive   Purchased        Total
                               Stock      Stock       Surplus      Earnings        Stock           Income   With Debt       Equity
                            --------   --------   -----------   -----------   ----------   --------------  ----------  -----------
Balance, January 1, 1998   $   5,308  $   9,441  $  1,794,210  $  3,820,195  $  (173,185)   $    58,070   $   (1,846) $  5,512,193

 Net income                                                         702,280                                                702,280

 Unrealized gain
  on securities
  available for sale                                                                            122,851                    122,851

 Reclassification
   adjustment for gains
   realized in net income                                                                       (10,690)                   (10,690)

 Income taxes                                                                                   (38,642)                   (38,642)
                                                                                                                        -----------
 Comprehensive income                                                                                                      775,799

 Cash dividends declared
  on common stock                                                  (313,509)                                              (313,509)

 Cash dividends declared
  on preferred stock                                                    (83)                                                   (83)

 Conversion of preferred
  stock into common stock     (5,308)                   4,724           492           64                                       (28)

 Issuance of common stock
  and treasury shares                       394       (12,240)         (467)     277,538                                   265,225

 Issuance of common stock
  in acquisitions                                     320,497       138,231          357          2,835                    461,320

 Purchase of treasury
  stock                                                                         (138,710)                                 (138,710)

 Shares reserved to meet
  deferred compensation
  obligations                                           2,454                     (1,261)                                    1,193

 Amortization of stock
  awards                                                  568                                                                  568

 ESOP debt reduction and
  other                                                                (143)                                    1,846        1,703
                            --------   --------   -----------   -----------   ----------     ----------    ----------  -----------
Balance,
 September 30, 1998        $     -    $   9,835  $  2,110,213  $  4,346,996  $   (35,197)   $   133,824   $      -    $  6,565,671
                            --------   --------   -----------   -----------   ----------     ----------    ----------  -----------
                            --------   --------   -----------   -----------   ----------     ----------    ----------  -----------


Balance, January 1, 1999   $     -    $   9,876  $  2,170,024  $  4,302,420  $   (19,659)   $   141,007   $      -    $  6,603,668

 Net income                                                         607,273                                                607,273

 Unrealized loss
  on securities
  available for sale                                                                           (428,013)                  (428,013)

 Reclassification
   adjustment for gains
   realized in net income                                                                       162,980                    162,980

 Income taxes                                                                                    94,032                     94,032
                                                                                                                        -----------
 Comprehensive income                                                                                                      436,272

 Cash dividends declared
  on common stock                                                  (358,242)                                              (358,242)

 Issuance of common stock
  and treasury shares                        84        88,106                     78,546                                   166,736

 Purchase of treasury
  stock                                    (127)     (343,866)                   (74,754)                                 (418,747)

 Shares reserved to meet
  deferred compensation
  obligations                                           1,749                     (1,749)                                      -

 Amortization of stock
  awards                                                6,186                                                                6,186
                            --------   --------   -----------   -----------   ----------     ----------    ----------  -----------
Balance,
 September 30, 1999        $     -    $   9,833  $  1,922,199  $  4,551,451  $   (17,616)   $   (29,994)  $      -    $  6,435,873
                            --------   --------   -----------   -----------   ----------     ----------    ----------  -----------
                            --------   --------   -----------   -----------   ----------     ----------    ----------  -----------

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                            Nine Months Ended
                                                                              September 30
                                                                           1999           1998
                                                                      ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                         $    607,273   $    702,280
   Adjustments:
      Depreciation and amortization                                        123,349        139,244
      Intangible amortization                                               90,862         83,290
      Provision for loan losses                                            143,552        124,885
      Net (increase) decrease in trading securities                        130,276         (9,995)
      Provision for deferred taxes                                         147,998         31,914
      (Gain) / loss on sale of premises and equipment - net                 (1,692)          (730)
      Loss on sale of securities - and other assets                        159,576        (32,262)
      Gain on sale of mortgage loans                                       (84,858)      (103,832)
      Proceeds from sale of mortgage loans                               6,383,769      4,830,532
      Mortgage loans originated for sale on the secondary market        (5,393,448)    (5,201,650)
      Net change in other assets and liabilities                          (259,323)       (59,473)
                                                                      ------------   ------------
            Total adjustments                                            1,440,061       (198,077)
                                                                      ------------   ------------
            Net cash  provided by/(used in) operating activities         2,047,334        504,203
                                                                      ------------   ------------

Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities               86,104        484,135
      Proceeds from maturities of available-for-sale securities          3,420,352      4,474,696
      Proceeds from sales of available-for-sale securities               5,701,116      1,822,997
      Purchase of held-to-maturity securities                              (19,978)      (167,491)
      Purchase of available-for-sale securities                         (6,648,423)    (6,739,845)
      Net increase in loans                                             (2,608,322)      (795,653)
      Proceeds from sales of loans                                          98,041        309,752
      Proceeds from sales of premises and equipment                         18,163         19,976
      Purchases of premises and equipment                                 (132,766)      (142,704)
      Purchases of corporate owned life insurance                         (160,000)      (125,000)
      Acquisitions, net of cash acquired                                         0       (229,025)
      Sale of banking offices, net of cash paid                           (116,961)        57,947
      Net change due to acquisitions of branch offices                           0        901,611
                                                                      ------------   ------------
            Net cash provided by/(used in) investing activities           (362,674)      (128,604)
                                                                      ------------   ------------

Cash Flows from Financing Activities:
      Net decrease in deposits                                          (3,475,610)    (1,772,335)
      Net increase/(decrease) in short-term borrowings                     833,652       (394,373)
      Principal payments on long-term debt                              (1,616,308)      (925,559)
      Proceeds from issuance of long-term debt                           1,757,761      2,486,547
      Proceeds from issuance of common stock                               152,191         56,814
      Purchase of treasury stock                                          (418,747)      (138,710)
      Dividends paid                                                      (351,891)      (300,013)
                                                                      ------------   ------------
            Net cash provided by/(used in) financing activities         (3,118,952)      (987,629)
                                                                      ------------   ------------
Net decrease in cash and cash equivalents                               (1,434,292)      (612,030)
Cash and cash equivalents at beginning of period                         4,605,484      3,951,784
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $  3,171,192   $  3,339,754
                                                                      ------------   ------------
                                                                      ------------   ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                        $  1,765,649   $    914,350
      Income taxes                                                         201,329        117,030

Transfer to foreclosed assets from loans                              $     56,684   $     12,345

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


Note 2.  Investment Securities
------------------------------

	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September 30, 1999 and December 31, 1998. (dollars in thousands)

		                            September 30, 1999                              December 31, 1998
                               -----------------------------------------      -----------------------------------------
				Amortized      Unrealized         Market       Amortized      Unrealized         Market
			             Cost    Gains   Losses        Value            Cost    Gains   Losses        Value
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
Held-to-Maturity
----------------
U.S. Treasuries and
  agencies  			$      --  $    --  $    --  $        --       $   8,817  $    64  $   (12)  $    8,869
Mortgage-backed
  securities			  100,899    2,048   (1,227)	 101,720	 150,745    3,413   (2,184)     151,974
Obligations of state and
  political subdivisions          153,031    3,110   (2,155)	 153,986	  73,452    2,951     (623)	 75,780
Corporate debt securities              75	--	 --	      75	      --       --       --	     --
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
  Total held-to-
	maturity securities	$ 254,005  $ 5,158  $(3,382) $   255,781       $ 233,014   $6,428  $(2,819)   $ 236,623
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------

		                            September 30, 1999                               December 31, 1998
                               -----------------------------------------      -----------------------------------------
				Amortized      Unrealized         Market       Amortized      Unrealized         Market
	                             Cost    Gains   Losses        Value            Cost    Gains   Losses        Value
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies      	      $ 1,886,966 $ 20,136 $  (6,585) $ 1,900,517    $ 4,321,195 $ 79,527  $(1,998) $ 4,398,724
Mortgage-backed
  securities		        6,546,291   31,466   (70,108)   6,507,649      7,120,985   96,755   (9,583)   7,208,157
Obligations of state and
  political subdivisions        1,661,017   19,628    (5,789)   1,674,856      1,897,461   52,939     (367)   1,950,033
Other debt securities	        1,639,820       27   (35,753)   1,604,094      1,141,622    9,767   (9,658)   1,141,731
Money market mutual funds	  307,756	--        --	  307,756	 221,734       --	--	221,734
Federal Reserve/FHLB
  stock and other
  equity securities		  724,374	71  	  --	  724,445	 720,811      745	(1)     721,555
                               ----------  -------  --------   -----------    ----------  -------  -------   ----------
  Total available-for-
      sale securities	      $12,766,224 $ 71,328 $(118,235) $12,719,317    $15,423,808 $239,733 $(21,607) $15,641,934
                               ----------  -------  --------   -----------    ----------  -------  -------   ----------
                               ----------  -------  --------   -----------    ----------  -------  -------   ----------

Note 3. Loans
-------------

	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 1999 and December 31, 1998.
(dollars in thousands)

		 		 		September 30, 	       December 31,
					             1999  	          1998
                                                -------------          ------------
 Commercial loans:
	 Corporate loans		          $13,170,368           $12,413,886
	 Asset-based lending 		            1,220,090             1,172,020
	 Commercial leasing 			    1,604,916 		  1,330,184
	 Industrial revenue bonds 		      372,340               506,056
                                                  -----------           -----------
			Total commercial loans     16,367,714            15,422,146
                                                  -----------           -----------
Real estate loans:
 	Residential mortgage 			    8,948,420		 11,221,283
	Commercial mortgage  			    8,879,427	          8,409,474
	Construction and land development 	    1,994,687             2,136,597
                                                  -----------           -----------
			Total real estate loans    19,822,534            21,767,354
                                                  -----------           -----------
Retail loans:
	Installment 				    9,414,999	          8,125,288
	Credit cards			            1,323,274		  1,265,382
	Retail leasing 			            1,772,326             1,439,515
                                                  -----------           -----------
			Total retail loans   	   12,510,599            10,830,185
                                                  -----------           -----------
			Total loans               $48,700,847           $48,019,685
                                                  -----------           -----------
                                                  -----------           -----------

Note 4.  Impaired Loans
-----------------------

	The following table shows Firstar's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No.
118) at September 30, 1999 and December 31, 1998.  (dollars in thousands)

	                                      September 30, 1999              December 31, 1998
                                         ---------------------------      ------------------------
					   Recorded        Valuation	    Recorded	 Valuation
					 Investment 	   Allowance	  Investment	 Allowance
                                         ----------      -----------      ----------    ----------
Impaired Loans:
	Valuation allowance required	 $   20,850 	 $     7,646	  $   47,560	$    9,723
	No valuation allowance required	    122,568 	          --	      97,702	        --
                                         ----------      -----------      ----------    ----------
		Total impaired loans	 $  143,418 	 $     7,646	  $  145,262	$    9,723
                                         ----------      -----------      ----------    ----------
                                         ----------      -----------      ----------    ----------

	The average recorded  investment in impaired loans for the nine months ended
September 30, 1999 was $152.5 million, compared to $150.2 million for the same period in 1998.  As a general policy, Firstar applies both principal and interest payments received on impaired loans as a reduction of principal.

Note 5. Allowance for Loan Losses
---------------------------------

	A summary of the activity in the allowance for loan losses is shown in the following table. (dollars in thousands)
						 Nine Months Ended
						    September 30,
                                                --------------------
					          1999        1998
                                                --------    --------
Balance - beginning of period 		        $704,846    $657,098
  Loans charged-off 				(189,373)   (167,117)
  Recoveries on loans previously charged-off 	  55,522      56,342
                                                --------    --------
      Net charge-offs 				(133,851)   (110,755)
  Provision charged to earnings                  143,552     124,885
  Allowances of banks purchased		              --      47,693
                                                --------    --------
Balance - end of period 			$714,547    $718,901
                                                --------    --------
                                                --------    --------


Note 6.  Deposits
-----------------

	The following table summarizes the composition of  deposits of Firstar as of
September 30, 1999 and December 31, 1998.  (dollars in thousands)

         	 			    September 30,  December 31,
				                 1999          1998
                                            -------------  ------------
Noninterest-bearing deposits                  $ 9,732,482   $11,102,247
Interest-bearing deposits:
   Savings					3,557,345     4,039,413
   NOW accounts					6,610,208     7,130,540
  Money market deposit accounts		       10,521,491    10,111,250
  Time deposits $100,000 and over - domestic	3,293,615     3,565,425
  Foreign deposits $100,000 and over		  701,443       825,347
  All other deposits			       16,292,551    17,537,940
                                              -----------   -----------
     Total interest-bearing deposits	       40,976,653    43,209,915
                                              -----------   -----------
     Total deposits			      $50,709,135   $54,312,162
                                              -----------   -----------
                                              -----------   -----------

Note 7. Merger Related Charges
------------------------------

   Firstar recorded merger and integration charges of $119.2 million in the first nine months of 1998 and $407.6 million in the first nine months of 1999.  The components of the charges are shown below.
Firstar expects to incur additional merger-related expenses in connection with the combining of operations of Firstar Corporation, Star Banc Corporation, and Mercantile Bancorporation, Inc.
(dollars in thousands)

                                            Nine Months Ended September 30, 1999
                                            ------------------------------------
                                            Firstar/         Firstar/
                                              Star          Mercantile
                                             Merger           Merger            Total
                                            ----------       ----------       ----------
Severance and related costs               $     9,878      $   129,789      $   139,667
Fixed asset write-downs                         2,233              -              2,233
Lease termination charges                       1,297              -              1,297
System conversions                             59,974           12,641           72,615
Charitable contributions                          -             35,000           35,000
Other merger-related charges                    1,718           31,337           33,055
                                            ----------       ----------       ----------
   Sub-total                                   75,100          208,767          283,867
Losses on sale of securities                      -            177,733          177,733
Reversal of accruals                              -            (54,000)         (54,000)
                                            ----------       ----------       ----------
   Total                                  $    75,100      $   332,500      $   407,600
                                            ----------       ----------       ----------
                                            ----------       ----------       ----------


                                            Nine Months Ended September 30, 1998
                                            ------------------------------------
                                              Trans
                                            Financial       Mercantile
                                           Acquisition     Acquisitions         Total
                                           -----------     ------------       ----------
Severance and related costs               $     8,995      $    16,477      $    25,472
Fixed asset write-downs                         5,300            9,140            9,140
Lease termination charges                         -                -                -
System conversions                              4,701           23,892           28,593
Charitable contributions                        3,000              -                -
Other merger-related charges                    7,974           39,683           55,957
                                            ----------       ----------       ----------
   Total                                  $    29,970      $    89,192      $   119,162
                                            ----------       ----------       ----------
                                            ----------       ----------       ----------

The following table presents a summary of activity with respect to the merger related accrual:

                                Firstar/         Firstar/        Mercantile
                               Mercantile          Star             1998          Mercantile       Mercantile
                                 Merger           Merger        Acquisitions     Restructuring        Other            Total
                                ----------       ----------     ------------     -------------     ----------       ----------
Balance at December 31, 1998  $       -        $   125,191      $    40,232      $    42,842      $    17,565      $   225,830

1Q99 Merger-related charge            -             15,000              -                -                -             15,000
1Q99 Cash payments                    -            (44,367)         (11,136)          (8,552)          (9,094)         (73,149)
1Q99 Noncash write-downs              -            (26,884)            (272)          (1,224)            (625)         (29,005)
                                ----------       ----------       ----------       ----------       ----------       ----------
Balance at March 31, 1999             -             68,940           28,824           33,066            7,846          138,676

2Q99 Merger-related charge            -             30,100              -                -                -             30,100
2Q99 Cash payments                    -            (44,812)          (4,607)          (2,660)          (4,764)         (56,843)
2Q99 Noncash write-downs              -             (5,258)            (976)             -                -             (6,234)
                                ----------       ----------       ----------       ----------       ----------       ----------
Balance at June 30, 1999              -             48,970           23,241           30,406            3,082          105,699

3Q99 Merger-related charge        208,767           30,000              -                -                -            238,767
Reversal of prior acquisition
   accruals                           -            (20,000)         (10,037)         (22,306)          (1,657)         (54,000)
Transfer remaining Trans
   Financial balance                  -                107              -                -               (107)             -
3Q99 Cash payments               (112,213)         (43,289)          (5,170)          (1,583)            (647)        (119,613)
3Q99 Noncash write-downs          (16,996)            (507)            (224)          (1,125)             -            (62,141)
                                ----------       ----------       ----------       ----------       ----------       ----------
Balance at September 30, 1999 $    79,558      $    15,281      $     7,810      $     5,392      $       671      $   108,712
                                ----------       ----------       ----------       ----------       ----------       ----------
                                ----------       ----------       ----------       ----------       ----------       ----------

Note 8.  Mortgage Servicing Assets
----------------------------------

	Mortgage servicing rights are capitalized based upon their fair value at the time a loan is sold. Impairment testing is performed on a quarterly basis in accordance with SFAS No. 125 which was adopted by Firstar in 1997.

	The fair value of capitalized mortgage servicing rights was $229.0 million on September 30, 1999 and $253.2 million on December 31, 1998. Firstar serviced $21.9 billion of mortgage loans for other investors as of September 30, 1999 and $26.3 billion of mortgage loans for other investors as of December 31, 1998.

	Changes in capitalized mortgage servicing rights at September 30, 1999 and December 31, 1998 are summarized in the following table. (dollars in thousands)

				     September 30,	December 31,
                                          1999              1998
                                     -------------      ------------
Mortgage Servicing Assets:
Balance at beginning of year	         $ 232,105 	   $ 124,292
   Amount added in acquisitions			-- 	      52,648
   Amount capitalized			   130,740 	     166,069
   Amortization				   (37,413)	     (43,066)
   Sales				  (117,378)	     (67,838)
                                         ---------         ---------
	  Balance at end of period       $ 208,054 	   $ 232,105


Note 9.  Earnings Per Share
---------------------------

	The following table shows the amounts used in the computation of basic and diluted earnings per common share, in accordance with SFAS No. 128, for the three months and nine months ended September 30, 1999 and 1998.
(dollars in thousands)


                                            Three Months                 Nine Months
                                         -------------------       ---------------------
	                                   1999       1998 	     1999  	  1998
                                         --------   --------       --------     --------
Net income				 $ 28,360   $192,766	   $607,273	$702,280
Dividends on preferred stock		       --  	  -- 		 --           83
Interest on convertible notes                  --         10              3           33
                                         --------   --------       --------     --------
Net income available to
     common shareholders	         $ 28,360   $192,776	   $607,276	$702,396
                                         --------   --------       --------     --------
                                         --------   --------       --------     --------

Weighted average shares (000s):
Common shares				  985,779    974,214	    989,799	 965,633
Options, stock plan, and convertible
   notes          			   13,519     18,281         16,103       18,976
                                         --------   --------       --------     --------
Weighted average diluted common shares	  999,298    992,495	  1,005,902      984,609
                                         --------   --------       --------     --------
                                         --------   --------       --------     --------


Basic earnings per common share		 $   0.03   $   0.20	   $   0.61     $   0.73
                                         --------   --------       --------     --------
                                         --------   --------       --------     --------

Diluted earnings per common share        $   0.03   $   0.19       $   0.60     $   0.71
                                         --------   --------       --------     --------
                                         --------   --------       --------     --------

Note 10. Acquisitions
---------------------

The following table shows acquisitions completed in 1998 and 1999.
(dollars in millions)
                                                                            Consideration
                                                                        ----------------------
                                                                         Cash         Shares      Accounting
                                     Date        Assets     Deposits     Paid         Issued        Method
                              ----------------  -------     --------    -----     ------------    -----------
Mercantile Bancorporation       September 1999  $35,520     $24,334       --       331,772,028     Pooling
Firstar Corporation              November 1998   20,688      14,560       --       331,737,543     Pooling
First Financial Bancorporation  September 1998      558         478       12         6,563,279     Pooling(1)
Financial Services Corporation
   of the Midwest                  August 1998      514         414        4         4,331,398     Pooling(1)
Trans Financial, Inc.              August 1998    2,409       1,620       --        10,700,000     Pooling
CBT Corporation                      July 1998    1,006         696       34        10,712,640     Pooling
Firstbank of Illinois Co.            July 1998    2,285       1,970       64        27,920,372     Pooling
Cargill Leasing Corporation          July 1998      613          --      220               n/a    Purchase
Bank One Branches             June/August 1998      193       1,198      137               n/a    Purchase
HomeCorp, Inc.                      March 1998      335         309       14         1,787,303     Pooling(1)
Horizon Bancorp, Inc.            February 1998      537         454        2         5,331,987     Pooling(1)
Great Financial Corporation      February 1998    2,809       2,001      135         9,500,000    Purchase

(1) Firstar's historical financial statements were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of
    Firstar.


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

	Trust and private banking provides personal financial and asset management services, comprehensive employee benefit plan services, mutual fun custody and corporate bond and stock transfer services.

	Treasury includes the net effect of transfer pricing of interest income and expense along with the operating results of the investment securities and residential loan portfolios. All revenue and expenses of administrative and support functions have been allocated to the primary business segments.

	Prior year amounts are not presented due to the unavailability of comparable data from the merged companies.

                                                      For the quarter ended September 30, 1999
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private     Treasury/                  Related
                                Banking      Banking      Banking         Other      Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   426,514  $   153,732  $    17,920  $    76,961  $   675,127  $        --  $    675,127
Provision for loan losses       35,001       11,301          225        1,298       47,825        7,500        55,325
Noninterest income             174,457       47,440      114,692       12,032      348,621           --       348,621
Noninterest expense            353,639       40,858       79,474        4,118      478,089      362,500       840,589
Income taxes*                   73,360       51,484       18,281       34,396      177,521      (78,047)       99,474
----------------------------------------------------------------------------------------------------------------------
     Net income            $   138,971  $    97,529  $    34,632  $    49,183  $   320,313  $   291,953  $     28,360
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    24,162  $    18,480  $     1,122  $     6,051  $    49,815
   Total assets                 27,937       20,834        1,651       23,323       73,745
   Deposits                     42,283        5,869        1,908        1,316       51,376
----------------------------------------------------------------------------------------------------------------------

                                                      For the nine months ended September 30, 1999
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private     Treasury/                  Related
                                Banking      Banking      Banking         Other      Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $ 1,227,434  $   451,652  $    55,620  $   287,243  $ 2,021,949  $       --   $  2,021,949
Provision for loan losses      105,571       29,047          460          974      136,052       7,500        143,552
Noninterest income             515,037      139,892      340,955       45,259    1,041,143          --      1,041,143
Noninterest expense          1,093,787      135,498      248,402       12,292    1,489,979     407,600      1,897,579
Income taxes*                  187,646      147,528       51,035      122,494      508,703     (94,015)       414,688
----------------------------------------------------------------------------------------------------------------------
     Net income            $   355,467  $   279,471  $    96,678  $   196,742  $   928,358  $  321,085   $    607,273
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    23,719  $    17,890  $     1,075  $     6,441  $    49,125
   Total assets                 27,768       20,458        1,536       24,060       73,822
   Deposits                     42,830        6,126        1,943        1,303       52,202
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

With the inclusion of significant merger related costs as discussed below, net income of Firstar Corporation ("Firstar") for the quarter ended September 30, 1999 was $28.4 million compared with $192.8 million in the third quarter of 1998. Net income for the first nine months of 1999 was $607.3 million compared with $702.3 million in the same period of 1998. Diluted earnings per common share were $.03 for the third quarter of 1999, compared to $.19 for the same period of the prior year, and for the first nine months of 1999 diluted earnings per share were $.60 compared with $.71 in the same period of 1998.

As a result of the Firstar merger with Mercantile Bancorporation Inc. ("Mercantile"), which was completed on September 20, 1999, all historical financial information has been restated to reflect the pooling of interests of the two companies. Information concerning other acquisitions and mergers occurring during 1998 and 1999 is presented in Note 10 to the financial statements. Some of these transactions affect the comparability of financial results from period to period.

Included in the third quarter of 1999 operating results were $370.0 million of merger-related charges. In September 1999, a pretax restructuring and merger-related charge of $340.0 was recorded in connection with the Firstar/Mercantile merger. Included in this merger-related charge was $177.7 million in securities losses related to the Mercantile balance sheet restructuring, $129.0 million of severance and employee related costs, $12.0 million of system conversion costs, $35.0 million to augment a charitable foundation and $40.0 million of other merger-related costs which include legal fees, investment banking fees and other professional fees. Partially offsetting these charges were $54.0 million of previously accrued Mercantile and Firstar merger-related and restructuring charges that were reversed relating primarily to excess employee severance reserves. An additional
$30.0 million in comparable charges were incurred relating to the Firstar/Star merger. Also included in the $340.0 million restructuring and merger-related expense was a $7.5 million provision for loan losses that was charged to earnings on the merger date to conform Mercantile with Firstar's retail credit policies.

In the third quarter of 1998 Mercantile recorded merger-related charges of $89.2 million in conjunction with its four acquisitions, and the Firstar/Trans Financial merger costs were $30.0 million. Additionally, acquired companies recorded conforming loan loss provisions of $31.9 million. Mercantile also recorded a one-time gain of $48.1 million on the required divestiture of two Missouri banks. Note 7 to the financial statements provides a summary of all merger-related costs and activity.

Excluding the above merger-related charges and gains, net income for the third quarter was $320.3 million, an increase of 20.3% over the third quarter of 1998. Net income before merger-related charges and gains for the first nine months of 1999 was $928.4 million, a 19.7% increase over the same period of 1998. The corresponding adjusted third quarter 1999 diluted earnings per common share were $.32 or an 18.5% increase over the same quarter of last year, while diluted earnings per common share for the first nine months of 1999 were $.92, a 16.5% increase over the same period of 1998. The corresponding adjusted return on average assets was 1.72% while return on average common equity was 19.06% in the third quarter of 1999. For the first nine months of 1999 return on average assets was 1.68% and return on average equity was 18.37%.

The improvement in net income before merger-related charges for both the quarter and first nine months of 1999 resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs. This was partially offset by an increased loan loss provision in the first nine months of 1999 versus 1998.

Total assets at September 30, 1999, were $71.35 billion compared to $74.28 billion at December 31, 1998, while total earning assets were $64.43 billion at September 30,1999, compared to $66.28 billion at last year end. The reductions in total assets and earnings assets have been due to sales, pay downs and maturities in the investment and single family residential mortgage portfolios partially offset by commercial and retail loan growth.

Total loans were $48.70 billion at September 30, 1999, which is $682 million, or 1.4% more than the year-end 1998 level. Residential real estate loans have declined reflecting management's decision to sell a large part of the single-family residential real estate loan originations into the secondary market and the transfer of a portion of the residential loan portfolio to loans held for sale. Excluding residential real estate loans, total loans increased $2.95 billion or 8.0% since December 31, 1998. Specifically, retail loans, which include such areas as installment lending, auto leasing and credit card services have increased $1.68 billion or 15.5% due to successful marketing efforts and the strong economy. Specialized lending and corporate loans
increased $946 million or 6.1% since December 31, 1998.   Commercial and
construction real estate loans increased $328 million or 3.1% since December 31, 1998. In the third quarter of 1998, Firstar established a loan conduit, Stellar Funding Group, Inc. At September 30, 1999, $2.2 billion of short term, high quality, low yielding commercial loans had been funded in the conduit, including $833 million transferred from Mercantile in the current quarter.
This represents an increase of $940 million over the June 30, 1999 level.

Total investment securities were $12.97 billion at September 30, 1999 compared to $15.87 billion at year-end 1998. The decrease in investment securities was primarily due to the Mercantile balance sheet restructuring as well as maturities and prepayments of mortgage- backed securities. Due to the rise in interest rates since the announcement of the merger, the balance sheet restructuring completed at the end of September 1999 resulted in realized investment portfolio security losses of $177.7 million versus an original estimate of $30 million. The assets sold in connection with the restructuring were previously carried on Mercantile's balance sheet at fair value, with net unrealized losses carried in stockholders' equity as a component of comprehensive income. Specifically, the restructuring, which totals $4.5 billion of investment securities, included the following: the sale of $2.4 billion in U.S. government agency callable securities, $1.9 billion in fixed rate pass-through mortgage-backed securities and $175.0 million non-agency securities out of compliance with Firstar's
investment policies.   The proceeds from these sales were used to reduce
short term borrowed funds and to fund the purchase of short term investment securities. At September 30, 1999 the net unrealized loss on remaining available for sale securities was $46.9 million and the related after tax decrease to shareholders' equity was $30.0 million. Loans held for sale were $ 2.41 billion at September 30, 1999 compared to $1.76 billion at December 31, 1999. The balance sheet restructuring included the transfer of $1.6 billion Mercantile residential real estate mortgage loans to held for sale.

Total deposits were $50.71 billion at September 30, 1999, a reduction of $3.60 billion or 6.6% from year-end 1998. Non-interest bearing demand deposit balances declined by $1.37 billion from year-end when deposit levels typically peak. Interest-bearing deposits decreased by $2.23 billion or 5.2% from December 31, 1998. The shift in deposit preferences continues with reductions in savings, NOW accounts and certificates of deposit, collectively down by $2.52 billion, being partially offset by a $409 million increase in money market accounts. Retail deposit customers are seeking higher yields in deposit accounts and alternative investment vehicles thus limiting Firstar's ability to maintain or increase deposits. Also contributing to the decline was the $172 million of deposits sold by Mercantile in non-strategic branch sales since last December. Short-term borrowed funds at $7.46 billion were up $811 million since year-end 1998 as this funding source was necessary to replace the reduced levels of deposits.

Results of Operations

Net interest income, Firstar's principal source of revenue, increased by $26.8 million, or 4.1% on a tax equivalent basis compared to the third quarter of 1998. For the first nine months of 1999 net interest income on a tax equivalent basis rose by $98.2 million, or 5.1%, compared to the same period of last year. These increases were due to higher average earning asset balances along with a slightly improved net interest margin. Average earning assets for the first nine months of the year grew $2.82 billion, or 4.4%, over the same period of 1998.

Year-to-date average retail loans increased by $1.13 billion or 10.9%, while commercial loans rose by $1.84 billion, or 12.8%. Year-to-date average total real estate loans declined by $110 million or .5%. Commercial mortgage loans grew by $1.10 billion or 14.0% and construction and land development loans increased by $209 million or 13.6%. This growth was offset by a $1.42 billion decline in average residential mortgage loans due to both maturities and repayments along with the sale of new originated loans into the secondary market in 1999 and the transfer of loans to held for sale status. Correspondingly, average loans held for sale increased by $428 million, or 41.8%.

Year-to-date average investment securities were reduced by $459 million, or 2.9% for the reasons discussed previously. The increases in total average earning assets along with a change in mix of assets from lower yielding investment securities and residential mortgages to higher yielding loans have largely contributed to the increase in net interest income. This positive factor was partially offset by the increased use of higher cost funding sources in lieu of core deposits, the funding of bank-owned life insurance and funds used in stock repurchase programs.

The net interest margin increased by two basis points to 4.04% in the third quarter of 1999 compared to the third quarter of 1998. For the first three quarters of 1999 the net interest margin increased by three basis points to 4.07% compared to the same period of last year. The year-to-date yield on total earning assets declined by 39 basis points to 7.64%. Likewise, the yield on total loans decreased by 49 basis points reflecting generally market driven forces. The comparable rate paid on interest bearing liabilities declined by 46 basis points similarly reflecting lower market rates. Interest spread, the difference between the rate earned on total earning assets and the rate paid on interest bearing liabilities increased by seven basis points. The contribution of interest free funds to the net interest margin declined by four basis points producing the net increase to the margin of three basis points. Additionally the contribution of interest free funds was lessened by the increase in non-earning assets along with a higher proportion of earning assets funded by interest bearing liabilities. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                               Third Quarter, 1999                           Third Quarter, 1998
                                     ------------------------------------------    -----------------------------------------
                                        Daily                           Average      Daily                           Average
                                       Average            Interest        Rate      Average            Interest        Rate
                                     ------------       -----------     ------     ------------       -----------     ------
ASSETS:
Commercial loans                     $ 16,686,654       $    326,272     7.76%     $ 14,780,844       $    307,848     8.27%
Real estate loans                      21,075,142            414,222     7.83        21,392,893            435,756     8.12
Retail loans                           12,052,733            266,727     8.78        10,599,588            252,302     9.44
                                     ------------        -----------               ------------        -----------
     Total loans                       49,814,529          1,007,221     8.04        46,773,325            995,906     8.46
Loans held for sale                     1,389,305             25,168     7.25         1,123,034             20,526     7.31
Investment securities          14,912,621            242,745     6.51        15,920,634            267,002     6.70
Money market investments                  517,407              6,197     4.75           566,730              8,284     5.80
                                     ------------        -----------               ------------        -----------
     Total interest-
        earning assets                 66,633,862          1,281,331     7.65%       64,383,723          1,291,718     7.99%
Cash and due from banks                 3,212,444                                     2,941,272
Allowance for loan losses                (711,088)                                     (698,053)
Other assets                            4,609,423                                     4,808,410
                                     ------------                                  ------------
     Total assets                    $ 73,744,641                                  $ 71,435,352
                                     ------------                                  ------------
                                     ------------                                  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW                      $ 10,434,695             46,987     1.79%     $ 10,577,334             56,866     2.13%
Money market deposit accounts          10,435,905            104,337     3.97         9,369,204            101,558     4.30
Time deposits                          20,809,494            264,171     5.04        22,434,862            310,890     5.50
Short-term borrowings                   8,842,015            106,455     4.78         7,030,651             94,513     5.33
Long-term debt                          5,779,789             84,254     5.82         5,280,056             79,554     6.02
                                     ------------        -----------               ------------        -----------
     Total interest-bearing
        liabilities                    56,301,898            606,204     4.28%       54,692,107            643,381     4.67%
Noninterest-bearing deposits            9,695,888                                     9,359,381
Other liabilities                       1,079,081                                       948,885
Shareholders' equity                    6,667,774                                     6,434,979
     Total liabilities and
       shareholders' equity          $ 73,744,641                                  $ 71,435,352
                                     ------------                                  ------------
                                     ------------                                  ------------
Net interest revenue/margin                             $    675,127     4.04%                        $    648,337     4.02%
                                                         -----------                                   -----------
                                                         -----------                                   -----------
Interest rate spread                                                     3.37                                          3.32

Note:  Interest and average rate are presented on a fully-taxable equivalent basis  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent  The yield on available for sale securities is based upon historical cost balances  The total of nonaccruing loans is included in average amounts outstanding

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)


                                          Year through September 30, 1999               Year through September 30, 1998
                                     -----------------------------------------     -----------------------------------------
                                        Daily                          Average        Daily                          Average
                                       Average            Interest       Rate        Average             Interest     Rate
                                     ------------       -----------     ------     ------------       -----------    ------
ASSETS:
Commercial loans                     $ 16,238,781       $    932,638     7.68%     $ 14,396,388       $    898,504     8.34%
Real estate loans                      21,394,572          1,255,643     7.84        21,504,904          1,310,361     8.13
Retail loans                           11,492,094            764,892     8.90        10,359,660            742,590     9.58
                                     ------------        -----------               ------------        -----------
     Total loans                       49,125,447          2,953,173     8.03        46,260,952          2,951,455     8.52
Loans held for sale                     1,449,800             78,289     7.20         1,022,149             55,725     7.27
Investment securities                  15,145,429            738,983     6.51        15,603,961            785,162     6.71
Money market investments                  636,848             24,824     5.21           648,130             28,438     5.87
                                     ------------        -----------               ------------        -----------
     Total interest-
        earning assets                 66,357,524          3,795,269     7.64%       63,535,192          3,820,780     8.03%
Cash and due from banks                 3,336,289                                     3,005,884
Allowance for loan losses                (709,473)                                     (684,570)
Other assets                            4,838,128                                     4,453,565
     Total assets                    $ 73,822,468                                  $ 70,310,071
                                     ------------                                  ------------
                                     ------------                                  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW                      $ 10,692,295            145,974     1.83%     $ 10,502,776            169,499     2.16%
Money market deposit accounts          10,365,937            303,674     3.92         8,880,095            285,574     4.30
Time deposits                          21,172,143            806,291     5.09        22,573,013            936,864     5.55
Short-term borrowings                   7,806,144            268,852     4.60         7,393,801            294,404     5.32
Long-term debt                          5,875,028            248,529     5.64         4,548,879            210,677     6.17
                                     ------------        -----------               ------------        -----------
     Total interest-bearing
        liabilities                    55,911,547          1,773,320     4.24%       53,898,564          1,897,018     4.70%
Noninterest-bearing deposits            9,971,557                                     9,255,946
Other liabilities                       1,182,425                                       950,880
Shareholders' equity                    6,756,939                                     6,204,681
     Total liabilities and
       shareholders' equity          $ 73,822,468                                  $ 70,310,071
                                     ------------                                  ------------
                                     ------------                                  ------------
Net interest revenue/margin                             $  2,021,949     4.07%                        $  1,923,762     4.04%
                                                         -----------                                   -----------
                                                         -----------                                   -----------
Interest rate spread                                                     3.40                                          3.33

Note:  Interest and average rate are presented on a fully-taxable equivalent basis  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent  The yield on available for sale securities is based upon historical cost balances  The total of non accruing loans is included in average amounts outstanding

Firstar's major market risk exposure is to changing interest rates.
To minimize the volatility of net interest income to adverse changes in interest rate, Firstar has established guidelines for its asset and liability activities through its Assets/Liability Policy Committee. This committee has the responsibility for approving and ensuring compliance with policies including interest rate risk exposure, off-balance-sheet activity and the investment portfolio position.

One of the primary tools to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis.
This earnings simulation model estimates net interest income under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships, changes in the direction of rates, and changes in the mix and levels of balance sheet accounts.
The most recent simulation projected the impact of a 300 basis point upward or downward gradual change of market interest rates over a one year time period. The results of this simulation indicate that a declining interest rate scenario would increase net interest revenue by 1.6% from a base case, while an increasing rate scenario would increase net interest revenue by 1.7%. The impact of such interest rate movements on diluted earnings per share would be approximately three cents.

The loan loss provision charged to earnings in the third quarter of 1999 was $55.3 million, down slightly from the $55.9 million last year. For the first nine months of the year the provision for loan losses was $143.6 million, or $18.7 million higher than the same period of 1998. Merger related provisions were $31.9 million in the third quarter of 1998 and $7.5 million in the current quarter. Net loan charge-offs were $133.9 million in the first nine months of 1999 compared to $110.8 a year earlier. In addition to replenishing the reserve for loan charge-offs, loan growth and changes in loan mix during the period required an increased loan loss provision to maintain adequate reserve levels. Year-to-date 1999 net charge-offs are .36% of average loans compared with .32% in 1998. Management anticipates the level of charge-offs to trend higher over the remainder of 1999.

Noninterest income is a significant source of revenue for Firstar, representing 34.1% of tax equivalent net revenue in the third quarter of 1999 and 34.0% for the first nine months of 1999. This compares with 33.9% in the third quarter of last year and 33.6% in the first three quarters of last year when the $48.1 million non-recurring gain is excluded from noninterest income. Noninterest income increased by $16.5 million, or 5.0%, to a level of $348.6 million in the third quarter of 1999 when compared to the same quarter of last year. For the nine months noninterest income increased by $66.6 million, or 6.8% to a level of $1.04 billion.

Trust income is the largest source of noninterest income for Firstar and for the three quarters of 1999 it increased $34.8 million, or 12.5% due to new business, significant growth in mutual fund custody revenues and higher stock market values. Additionally, this year's trust income benefited from the transfer of Firstar managed Stellar Funds to in-house processing. Retail deposit income of $133.4 million was up $2.5 million
or 1.9% due to new customers and higher transaction volume.   Mortgage
banking revenue declined by $36.3 million or 23.4% as servicing income was flat, amortization of servicing rights increased and substantially lower gains were recorded on the sales of both originated loans and servicing rights. Mercantile recorded a $23.2 million gain on the sale of $1.9 billion in servicing rights in the first quarter of 1998 to lower its prepayment risk. Corporate cash management income increased $17.9 million, or 20.9%, due to new business development, an expanded product line and higher customer transaction volumes. Credit card revenue rose $14.6 million, or 21.8% due to an expanded customer base and card usage. Merchant revenues declined due to the sale of the merchant processing business in the second and third quarters of 1999.
The revenue from corporate owned life insurance increased by $7.2 million, or 65.3%, with the purchase of additional policies. Brokerage revenue declined as a result of the outsourcing of that product to a third party broker. International fees grew by $4.4 million or 18.0%. Other income in 1998 included $4.7 million in gains Mercantile recognized on the sale of two non-strategic businesses and 1999 other income included a $6 million gain on the sale of credit card merchant processing. Table 3 shows the components of noninterest income.

Noninterest expense, excluding merger-related expenses, totaled $478.1 million, a decrease of $67.6 million, or 12.4% from the third quarter of 1998. For the first nine months of 1999 noninterest expense, excluding merger-related charges, totaled $1.49 billion, a decrease of $108.2 million, or 6.8% from the same period of last year. Staff expense year-to-date 1999 decreased $78.8 million, or 9.3%. This decrease resulted from staff reductions in support and back room operations as a result of the merger of Star and Firstar, as well as declines in Mercantile from prior acquisition synergies, branch sales, a higher employee turnover rate and the company's previously announced restructuring program. In addition staff expenses were reduced through the consistent capitalization of loan origination costs, reduced temporary staffing costs and the outsourcing of the brokerage business. Lower incentive pay on decreased residential mortgage loan originations reduced salary expenses. Employee benefits expense also declined in 1999 due to lower headcount and salary levels, the merger of the Star and Firstar employee benefit plans and lower amortization of retirement plan costs. Partially offsetting these decreases were increases in staff as a result of opening new branches and in-store locations as well as growth in the consumer finance company, Firstar Finance, Inc.

Year-to-date equipment expenses declined by $8.6 million, or 7.3%, due largely to savings resulting from the Star and Firstar merger. Occupancy expenses increased $952,000 or .8%, due to both the opening of new branches and acquisitions offset by increased rental income. Amortization of intangible assets increased $7.6 million, or 9.1%, due primarily to new core deposit intangible amortization. All other operating expenses declined an aggregate $29.0 million, or 6.9%, reflecting various cost saving initiatives and synergies, as well as Mercantile branch sale gains of $5.9 million in 1999 versus $1.2 million in 1998. Table 4 shows the components of noninterest expenses.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST INCOME
(dollars in thousands)


                                                   % Increase/                                % Increase/
                          Third Quarter             (decrease)     Year Through September 30   (decrease)
                         -------------------------                ----------------------------
                               1999           1998  1999/1998            1999             1998  1999/1998
                         ------------------------------------     ---------------------------------------
Trust income             $  105,705     $   95,833     10.3 %     $   314,005      $   279,211    12.5 %
Mortgage banking             37,490         44,618    (16.0)          118,963          155,252   (23.4)
Cash management income       36,574         30,552     19.7           103,808           85,860    20.9
Retail deposit fees          45,689         45,389      0.7           133,357          130,886     1.9
Credit card income           28,793         24,307     18.5            81,248           66,695    21.8
ATM income                   10,147         10,100      0.5            28,080           27,230     3.1
Insurance commissions         6,514          6,607     (1.4)           21,202           20,216     4.9
International income         10,556          8,553     23.4            28,918           24,511    18.0
Corporate owned life
  insurance                   7,500          4,326     73.4            18,262           11,046    65.3
Brokerage revenue            10,365         10,650     (2.7)           31,533           34,006    (7.3)
All other income             50,780         48,534      4.6           147,014          128,937    14.0
                           ---------      ---------  -------        ---------        ---------  -------
                            350,112        329,469      6.3         1,026,390          963,850     6.5
Gain on sale of banks       348,621        380,127     (8.3)        1,041,143        1,022,591     1.8
Investment securities
  gains/(losses)--net        (1,491)         2,607      n/m            14,753           10,690     n/m
                           ---------      ---------  -------        ---------        ---------  -------
    Total noninterest
      income             $  348,621     $  380,127     (8.3)%     $ 1,041,143      $ 1,022,591     1.8 %
                           ---------      ---------  -------        ---------        ---------  -------
                           ---------      ---------  -------        ---------        ---------  -------

n/m = not meaningful

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 NONINTEREST EXPENSE
(dollars in thousands)


                                                   % Increase/                                % Increase/
                          Third Quarter             (decrease)     Year Through September 30   (decrease)
                         -------------------------                ----------------------------
                               1999           1998  1999/1998            1999             1998  1999/1998
                         ------------------------------------     ---------------------------------------
Salaries                 $  214,578     $  248,487    (14.2)%     $   656,210      $   717,580    (9.1)%
Pension and other
  employee benefits          32,742         40,284    (15.5)          113,572          131,211   (10.4)
Equipment expense            36,484         39,640     (8.0)          110,367          119,008    (7.3)
Occupancy expense--net       41,092         43,088     (4.6)          124,901          123,949     0.8
Amortization of goodwill
  and other intangible
  assets                     30,139         30,012      0.4            90,862           83,290     9.1
Outside services             26,139         24,156      8.2            83,777           70,297    19.2
Postage and courier          17,875         16,207     10.3            53,519           47,656    12.3
Marketing expense             9,867          9,853      0.1            31,323           34,496    (9.2)
Professional services         5,480         10,073    (45.6)           19,323           28,531   (32.3)
Travel and entertainment      6,146          6,410     (4.1)           18,602           19,511    (4.7)
Stationery and supplies       8,849         11,009    (19.6)           28,322           33,143   (14.5)
All other noninterest
  expense                    48,699         66,489    (26.8)          159,200          189,481   (16.0)
                           ---------      ---------  -------        ---------        ---------  -------
                            478,089        545,708    (12.4)        1,489,979        1,598,153    (6.8)
Merger related expenses     362,500        119,162      n/m           407,600          119,162     n/m
                           ---------      ---------  -------        ---------        ---------  -------
    Total noninterest
      expense            $  840,589     $  664,870     26.4 %     $ 1,897,579      $ 1,717,315    10.5 %
                           ---------      ---------  -------        ---------        ---------  -------
                           ---------      ---------  -------        ---------        ---------  -------

n/m = not meaningful

Before merger-related costs, Firstar's efficiency ratio was 46.70% in the third quarter of 1999, a significant improvement over the 55.66% of the third quarter of last year. For the first nine months of 1999 the efficiency ratio was 48.64% compared to 55.14% in the same period of last year.

Asset Quality

As of September 30, 1999, the allowance for loan losses was $714.5 million, or 1.47% of loans outstanding compared to 1.47% at December 31, 1998 and 1.51% a year earlier. The decrease from the prior year resulted from a change in the management of problem loans as a result of the Firstar merger when a more aggressive charge-off policy had been adopted. The allowance as a percentage of nonperforming loans was 326% at September
30, 1999 compared to 330% at December 31, 1998 and 295% a year earlier. Table 5 provides a summary of activity in the allowance for loan losses by type of loan. Net charge-offs totaled $55.2 million in the third quarter of 1999 compared with $46.1 million in the same period of last year. One time conforming charge-offs related to recent mergers were
$7.5 million in 1999 and $31.9 million in 1998. For the first three quarters of 1999 net charge offs were $133.9 million compared to $110.8 million a year earlier. Annualized net charge-offs as a percent of average loans increased from .39% in the third quarter of 1998 to .44%
in the third quarter of this year.  Adjusted net charge-offs were .38%
of average loans in the current quarter compared with .24% last year.
For the first nine months of this year annualized net charge-offs were
 .36% compared to .32% last year. Credit card net charge-offs decreased from 4.29% of average outstandings in 1998 to 4.23% in the first three quarters of 1999. Commercial loan net charge-offs increased from a level of .29% of loans in 1998 to.35% in the same period of 1999. Other retail lending net charge-offs increased slightly form .48% of average
outstandings in 1998 to .50% in the current period.   Management
anticipates the level of net charge-offs to trend higher over the remainder of 1999.

Nonperforming assets, as shown in Tables 6 and 7, were $240.3 million at September 30, 1999. This is an increase of $2.8 million from December 31, 1998 and a $29.1 million reduction from a year earlier. Measured as a percent of loans and other real estate, nonperforming assets have decreased from .56% at September 30, 1998 to .49% at September 30, 1999. The placement of one large commercial loan into nonaccrual status during the second quarter of 1999 added $16.5 million to nonperforming loans, and it was substantially charged down in the third quarter of 1999. The largest decline in non-performing loans occurred in residential mortgage loans. As part of the Mercantile balance sheet restructuring, Firstar disposed of all $45.5 million of impaired investment securities at a slight gain. Such gain was netted in the merger charge.

Capital Resources

Total shareholders' equity was $6.44 billion at September 30, 1999, a decrease of $168.0 million from December 31, 1998 and $130.0 million from a year earlier. These declines are the result of strong core earnings offset by dividend payments, the merger-related charges and the stock repurchase program. The tangible common ratio was 7.03% at September 30, 1999, compared to 6.84% at September 30, 1998. The ratio of total shareholders' equity to total assets was 9.02% at September 30, 1999, compared to 9.05% at September 30, 1998.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 5 SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)


                                                  Third Quarter                                  Nine Months
                                         --------------------------------              --------------------------------
                                                 1999                1998                      1999                1998
                                         ------------        ------------              ------------        ------------
Average loans                           $  49,814,529       $  46,773,325             $  49,125,447       $  46,260,952
                                         ------------        ------------              ------------        ------------
                                         ------------        ------------              ------------        ------------

Allowance for loan losses:

  Balance - beginning of period         $     714,430       $     688,555             $     704,846       $     657,098

  Charge-offs:
    Commercial                                (31,082)            (24,327)                  (63,347)            (52,136)
    Commercial real estate                     (3,289)             (4,418)                   (7,273)             (6,220)
    Residential real estate                    (3,832)             (1,927)                  (10,425)             (5,338)
    Credit card                               (16,246)            (16,642)                  (52,622)            (53,663)
    Other retail                              (21,925)            (17,966)                  (55,706)            (49,760)
                                         ------------        ------------              ------------        ------------
      Total charge-offs                       (76,374)            (65,280)                 (189,373)           (167,117)
                                         ------------        ------------              ------------        ------------

  Recoveries:
    Commercial                                  9,063               7,651                    20,302              21,508
    Commercial real estate                      1,160                 670                     4,074               3,780
    Residential real estate                       170                 432                       394               1,800
    Credit card                                 5,104               4,119                    13,050              11,790
    Other retail                                5,669               6,275                    17,702              17,464
                                         ------------        ------------              ------------        ------------
      Total recoveries                         21,166              19,147                    55,522              56,342
                                         ------------        ------------              ------------        ------------

        Net charge-offs                       (55,208)            (46,133)                 (133,851)           (110,775)

  Provision charged to earnings                55,325              55,909                   143,552             124,885

  Allowances of banks purchased                   -                20,570                       -                47,693
                                         ------------        ------------              ------------        ------------
  Balance - end of period               $     714,547       $     718,901             $     714,547       $     718,901
                                         ------------        ------------              ------------        ------------
                                         ------------        ------------              ------------        ------------

Ratio of net charge-offs to average
  loans:
    Commercial                                  0.52%               0.45%                     0.35%               0.28%
    Commercial real estate                      0.08%               0.15%                     0.04%               0.03%
    Residential real estate                     0.14%               0.05%                     0.13%               0.04%
    Credit card                                 3.50%               3.94%                     4.23%               4.29%
    Other Retail                                0.60%               0.50%                     0.50%               0.48%
  Total loans                                   0.44%               0.39%                     0.36%               0.32%
                                         ------------        ------------              ------------        ------------
                                         ------------        ------------              ------------        ------------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 NONPERFORMING ASSETS
(dollars in thousands)



                           September 30,       December 31,     September 30,
                                    1999               1998              1998
                           -------------       ------------     -------------
Loans on nonaccrual status:
  Commercial                  $   87,133         $   82,386        $   81,284
  Residential mortgage            56,562             52,072            77,687
  Commercial mortgage             53,381             49,877            50,907
  Construction and land
    development                    4,290             11,177             8,745
  Retail loans                    16,300             19,647            18,821
                              ----------         ----------        ----------
    Total nonaccrual loans       217,666            215,159           237,444

Loans which have been
  renegotiated                     1,605              1,501             6,545
                              ----------         ----------        ----------

    Total nonperforming loans    219,271            216,660           243,989

Other real estate owned           21,017             20,835            25,393
                              ----------         ----------        ----------

    Total nonperforming
      assets                  $  240,288         $  237,495        $  269,382
                              ----------         ----------        ----------
                              ----------         ----------        ----------

Percentage of nonperforming
  loans to loans                   0.45%              0.45%             0.51%


Percentage of nonperforming
  assets to loans and other
  real estate owned                0.49%              0.49%             0.56%



Loans past due 90 days
  or more                     $  122,047         $  146,121        $  159,422
                              ----------         ----------        ----------
                              ----------         ----------        ----------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 7 COMPOSITION OF NONPERFORMING LOANS
(dollars in thousands)

                                                         September 30, 1999
                               -----------------------------------------------------------------
                                            Nonperforming Loans                         90 Days
                               --------------------------------------------------
                                                                                           or
                                  Non-       Restruc-                  Percentage         More
                                accrual        tured        Total       of Loans        Past Due
                               ---------      -------     ---------      -------       ---------
Commercial loans:

  Corporate                   $   73,705      $    92     $  73,797        0.50%      $   16,535

  Commercial leasing              13,428          -          13,428        0.84              375
                               ---------      -------     ---------                    ---------
    Total commercial loans        87,133           92        87,225        0.53           16,910
                               ---------      -------     ---------                    ---------

Real estate loans:

  Residential                     56,562          -          56,562        0.64           48,006

  Commercial mortgage             53,381          -          53,381        0.60            9,734

  Construction/land
    development                    4,290          -           4,290        0.22            4,084
                               ---------      -------     ---------                    ---------
    Total real estate loans      114,233          -         114,233        0.58           61,824
                               ---------      -------     ---------                    ---------

Retail loans:

  Other retail                    11,813        1,513        13,326        0.14           22,221

  Credit cards                     3,957          -           3,957        0.30           19,555

  Retail leasing                     530          -             530        0.03            1,537
                               ---------      -------     ---------                    ---------
    Total retail loans            16,300        1,513        17,813        0.14           43,313
                               ---------      -------     ---------                    ---------
    Total loans               $  217,666      $ 1,605     $ 219,271        0.45%      $  122,047
                               ---------      -------     ---------      -------       ---------
                               ---------      -------     ---------      -------       ---------


                                                         December 31, 1998
                               -----------------------------------------------------------------
                                            Nonperforming Loans                         90 Days
                               --------------------------------------------------
                                                                                           or
                                  Non-       Restruc-                  Percentage         More
                                accrual        tured        Total       of Loans        Past Due
                               ---------      -------     ---------      -------       ---------
Commercial loans:

  Corporate                   $   75,970      $    66     $  76,036        0.54%      $   26,400

  Commercial leasing               6,416          -           6,416        0.48              -
                               ---------      -------     ---------                    ---------
    Total commercial loans        82,386           66        82,452        0.53           26,400
                               ---------      -------     ---------                    ---------

Real estate loans:

  Residential                     52,072          -          52,072        0.46           65,548

  Commercial mortgage             49,877        1,435        51,312        0.61           10,444

  Construction/land
    development                   11,177          -          11,177        0.52            2,979
                               ---------      -------     ---------                    ---------
    Total real estate loans      113,126        1,435       114,561        0.53           78,971
                               ---------      -------     ---------                    ---------

Retail loans:

  Other retail                    16,528          -          16,528        0.20           21,000

  Credit cards                     2,629          -           2,629        0.21           18,280

  Retail leasing                     490          -             490        0.03            1,470
                               ---------      -------     ---------                    ---------
    Total retail loans            19,647          -          19,647        0.18           40,750
                               ---------      -------     ---------                    ---------
    Total loans               $  215,159      $ 1,501     $ 216,660        0.45%      $  146,121
                               ---------      -------     ---------      -------       ---------
                               ---------      -------     ---------      -------       ---------


                                                         September 30, 1998
                               -----------------------------------------------------------------
                                            Nonperforming Loans                         90 Days
                               --------------------------------------------------
                                                                                           or
                                  Non-       Restruc-                  Percentage         More
                                accrual        tured        Total       of Loans        Past Due
                               ---------      -------     ---------      -------       ---------
Commercial loans:

  Corporate                   $   72,596      $    66     $  72,662        0.52%      $   41,119

  Commercial leasing               8,688          -           8,688        0.70            1,345
                               ---------      -------     ---------                    ---------
    Total commercial loans        81,284           66        81,350        0.54           42,464
                               ---------      -------     ---------                    ---------

Real estate loans:

  Residential                     77,687          -          77,687        0.67           53,983

  Commercial mortgage             50,907        1,813        52,720        0.62           25,596

  Construction/land
    development                    8,745          -           8,745        0.45              856
                               ---------      -------     ---------                    ---------
    Total real estate loans      137,339        1,813       139,152        0.63           80,435
                               ---------      -------     ---------                    ---------

Retail loans:

  Other retail                    15,952        4,666        20,618        0.25           19,711

  Credit cards                     2,515          -           2,515        0.21           15,705

  Retail leasing                     354          -             354        0.03            1,107
                               ---------      -------     ---------                    ---------
    Total retail loans            18,821        4,666        23,487        0.18           36,523
                               ---------      -------     ---------                    ---------
    Total loans               $  237,444      $ 6,545     $ 243,989        0.50%      $  159,422
                               ---------      -------     ---------      -------       ---------
                               ---------      -------     ---------      -------       ---------

Banking industry regulators define minimum capital requirements for bank holding companies. At September 30, 1999, the corporation's Tier I and Total Risk-Based Capital ratios amounted to 8.60% and 10.70%, respectively well above the minimum requirements of 4.00% for Tier I and 8.00% for Total Risk-Based Capital. This compares to Tier I and Total Risk-Based Capital ratios of 9.58% and 12.06% at September 30, 1998. Regulatory authorities have also established a minimum leverage ratio of 3.00%, which is defined as Tier I equity to average quarterly assets. For the third quarter of 1999, the corporation's average leverage ratio was 7.43% compared to 7.47% in the same quarter of 1998. The decline since 1998 was due to the stock repurchase program and changes in balance sheet mix of earning assets. These regulatory ratios continue to be in excess of stated "well capitalized" requirements.

In March 1999, the Board of Directors approved a three-for-one stock split and a 15 million share common stock repurchase program. The repurchase of these shares was completed in the third quarter of 1999. On October 12, 1999, the Board of Directors approved an additional repurchase program of 17 million shares to be completed during the next two years. The reacquired common shares will be held as treasury shares for reissuance for various corporate purposes, including employee stock option plans.

Year 2000

	Firstar's Year 2000 ("Y2K) project is directed by a committee that provides oversight of the Y2K initiative. Firstar has completed its assessment of Y2K issues, developed a plan, and arranged resources to complete the necessary remediation efforts. Firstar is utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Y2K modifications. Currently Firstar has remediated and tested 100% of its mission critical applications.
A separate test environment had been established to accommodate testing activity and the anticipated need to test with customers and other third parties during the remainder of the year.

Firstar relies on several third party service providers for key business processes and works closely to monitor their Y2K efforts. Firstar has obtained written and verbal verification from significant third party service providers and vendors of their Y2K readiness. While Firstar continues to discuss, obtain written certification from and test the systems of critical vendors and third party service providers as to Y2K compliance, no assurance exists that any impact associated with incompatible systems after December 31, 1999 will not have a material adverse effect on Firstar's business, financial condition or results of operations.

Firstar previously established business continuity plans for its various lines of business and is assessing these plans for the possible impact of Y2K anticipated failures. Existing business continuity plans will be adjusted where appropriate for those scenarios that may have the most severe impact on its operations.

Major risks associated with the Y2K issue as it applies to external parties include, but are not limited to, failure of voice and data communications systems due to loss of satellites or problems at communication companies; ATM shutdowns; non-availability or delays in cash couriers/shipments; failure of government systems; and shutdowns of government facilities or power companies. Major risks associated with internal systems include, but are not limited to, inability to complete transactions or properly process customer data; inability to process electronic transactions; failure of time locks or security systems and inability to meet customer demands for cash.

The costs of the Y2K project are primarily staff related and expensed as incurred. Currently, Firstar estimates that the total cost of the Y2K project will be approximately $63 million of which $13 million was expensed in 1997; $32 million in 1998; and $11 million in the first nine months of 1999.


This discussion may contain forward-looking statements with respect to the financial condition, results of operations and business of Firstar. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated include among other things, the following possibilities: (i)expected cost savings from recent acquisitions cannot be fully realized or realized within the expected time; (ii)revenues are lower than expected; (iii)competitive pressure among depository institutions increases significantly;
(iv)changes in the interest rate environment reduce interest margins;
(v)general economic conditions are less favorable than expected; and
(vi)legislation or regulatory requirements adversely affect the business that Firstar is engaged in.

PART II. OTHER INFORMATION
--------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
-------

           (A)  Exhibits filed:

                  Exhibit 27.  Financial Data Schedule

           (B)  Reports on Form 8-K

		  Form 8-Ks dated September 30, 1999 reported the merger of Firstar Corporation and Mercantile Bancorporation Inc. and included pro forma financial statements of the combined companies.


                             SIGNATURES
                             ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                            FIRSTAR CORPORATION


November 15, 1999	    /s/ Jerry A. Grundhoffer
-----------------           ------------------------------------------
     Date                   Jerry A. Grundhoffer
                            President and Chief Executive Officer

November 15, 1999	    /s/ David M. Moffett
-----------------           ------------------------------------------
     Date                   David M. Moffett
                            Vice Chairman and Chief Financial Officer

November 15, 1999	    /s/ James D. Hogan
-----------------           ------------------------------------------
     Date                   James D. Hogan
                            Executive Vice President and Controller