Form 10-K
period 1999-12-31
FIRSTAR CORP /NEW/
filed 2000-03-21
CIK 1074023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999        Commission File Number 1-2981

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

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               X   Yes        No
                                                             ----        ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

         As of February 29, 2000, 974,897,540 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $16.1 billion.

                      Documents Incorporated by Reference:

         Portions of the 2000 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

                           FORM 10-K TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART I
    Item 1 - Business...........................................................................      1

    Item 2 - Properties.........................................................................      2

    Item 3 - Legal Proceedings..................................................................      2

    Item 4 - Submission of Matters to a Vote of Security Holders................................      2

PART II

    Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters..........      2

    Item 6 - Selected Financial Data............................................................      3

    Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations.........................................................................      3

    Item 7A-  Quantitative and Qualitative  Disclosures About Market Risk.......................      3

    Item 8 - Financial Statements and Supplementary Data........................................      3

    Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.........................................................................      3

PART III

    Item 10 - Directors and Executive Officers of the Registrant................................      3

    Item 11 - Executive Compensation............................................................      4

    Item 12 - Security Ownership of Certain Beneficial Owners and Management....................      4

    Item 13 - Certain Relationships and Related Transactions....................................      4

PART IV

    Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K...................      4


Signatures......................................................................................      6


                                     PART I

ITEM 1. BUSINESS

General

         Firstar Corporation ("Firstar") is the organization created by the merger of Firstar Corporation ("old Firstar Corporation") and Mercantile Bancorporation Inc. on September 20, 1999. Firstar is a regional, multi-state bank holding company headquartered in Milwaukee, Wisconsin. Firstar owns 100 percent of the capital stock of eight bank subsidiaries having over 1200 banking offices in Wisconsin, Ohio, Missouri, Iowa, Minnesota, Illinois, Indiana, Kentucky, Tennessee, Kansas, Arkansas and Arizona. Firstar also owns various nonbank and limited purpose bank subsidiaries engaged in related financial services.

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

         Firstar's operations include three primary business segments: consumer banking, wholesale banking, and trust and private banking. Information on these lines of business are included in Note 25 of the Notes to Consolidated Financial Statements included in Firstar's 1999 Annual Report to Shareholders which is incorporated herein by reference.

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

         Firstar's subsidiary banks with national charters are supervised and examined by the Comptroller of the Currency. The subsidiary banks with state charters are supervised and examined by their respective state banking agencies and either by the Federal Reserve if a member bank of the Federal Reserve or by the Federal Deposit Insurance Corporation ("FDIC") if a nonmember. All of the Firstar subsidiary banks are also subject to examination by the FDIC.

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

ITEM 2. PROPERTIES

         On December 31, 1999, Firstar had 1200 banking locations, of which approximately 625 were owned and 575 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 8 of the Notes to Consolidated Financial Statements included in Firstar's 1999 Annual Report to Shareholders which is incorporated herein by reference for further information on properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Special meetings of shareholders of old Firstar Corporation and Mercantile Bancorporation Inc. were held on July 28, 1999 to approve the merger of the two companies. The result of this vote was previously reported in the Form 10-Q of Firstar for the period ended September 30, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         See Note 28 of the Notes to the Consolidated Financial Statements included in Firstar's 1999 Annual Report to Shareholders which is incorporated by reference for information on stock price ranges and dividends. The principal markets for the quotations of stock prices is the New York Stock Exchange. There were approximately 46,000 holders of record of Firstar's $0.01 par value Common Stock on March 13, 2000.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is included on page 15 of Firstar's 1999 Annual Report to Shareholders which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included on pages 16 to 32 of Firstar's 1999 Annual Report to Shareholders which is incorporated by reference.

ITEM 7A. QUATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included on pages 19 to 20 of Firstar's 1999 Annual Report to Shareholders which is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Firstar, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors contained in Firstar's 1999 Annual Report to Shareholders are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Notice of the 2000 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.

Executive Officers of the Registrant

The following is a list of the twenty-seven executive officers of Firstar as of February 29, 2000. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar or Mercantile Bancorporation Inc. and/or one or more of its subsidiaries during the past five years with the exceptions of Mr. Arrigoni who was previously employed by a banking organization acquired by Firstar and Messrs Chenevich, Hasten, Quinlan and Rea who were previously employed by banking companies or financial services companies. There are no family relationships between any of the executive officers.

      Name                 Age                        Position
      ----                 ---                        --------

Jerry A Grundhofer          55       President and Chief Executive Officer

W. Randolf Adams            55       Executive Vice President, Mercantile Conversion Management

John Q. Arnold              55       Executive Vice President, Corporate Risk Management

Daniel A Arrigoni           49       Executive Vice President, Mortgage Banking

Kathy P. Beechem            48       Executive Vice President, Metro and In-Store Banking

Daniel B. Benhase           40       Executive Vice President, Trust

Joseph A. Campanella        57       Executive Vice President, Community Banking


Jennie P. Carlson           39       Executive Vice President, General Counsel and Secretary

William L Chenivich         56       Vice Chairman, Information Systems and Operations

Richard K. Davis            41       Vice Chairman, Consumer Banking

John R. Elmore              43       Executive Vice President, Community Banking Midwest

Russell L. Goldammer        43       Senior Vice President, Data Processing

Kenneth R. Griffith         52       Executive Vice President, Retail Lending and Finance Company

Joseph E. Hasten            47       Bank Vice Chairman, Large Corporate and Specialty Business

John R. Heistad             53       Executive Vice President, Credit Administration

James D. Hogan              55       Executive Vice President and Controller

Jerome C. Kohlhepp          53       Executive Vice President, Specialized Lending

Bruce R. Laning             40       President and Chief Executive Officer, FIRMCO

Mark J. Masuhr              56       Executive Vice President, Commercial Products

David M Moffett             47       Vice Chairman and Chief Financial Officer

Mark D. Quinlan             39       Executive Vice President, Information Systems

Thomas E. Rea               51       Senior Vice President, Information Systems

Jeffrey S. Rosen            36       Executive Vice President, Small Business Banking

Stephen E. Smith            52       Executive Vice President, Human Resources

Steven M. Soroka            38       Senior Vice President, Corporate Services

Patricia A. Wesner          46       Executive Vice President, Credit Card/Debit Card

Jay B. Williams             48       Executive Vice President, Commercial Banking



ITEM 11. EXECUTIVE COMPENSATION

         The Notice of the 2000 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Notice of the 2000 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Notice of the 2000 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1.  Financial Statements

         The following financial statements of Firstar are incorporated by reference from pages 33 to 56 of the 1999 Annual Report to Shareholders.

         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31,
             1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31,
             1999, 1998 and 1997
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

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

(a)3.    Exhibits

         3.1 Articles of Incorporation of Firstar Corporation (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-64099 of Firstar)

         3.2      By-Laws of Firstar Corporation (incorporated by reference to
                  Exhibit 3.2 of the Registration Statement No. 333-64099
                  Firstar)

         4.1 Preferred Shares Purchase Rights Plan of Firstar Corporation (incorporated by reference to Exhibit 4.1 of Form 8-K/A dated November 20, 1998 of Firstar)

         10.1 1986 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's Registration Statement No. 33-9494 and incorporated by reference)

         10.2 Amended 1991 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's 1993 Proxy Statement and incorporated by reference)

         10.3 1987 Deferred Compensation Plan (previously filed as an exhibit to Star Banc Corporation's Registration Statement No. 33-10085 and incorporated by reference)

         10.4 1996 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's 1996 Proxy Statement and incorporated by reference)

         10.6 Severence and Employment Agreements of Mr. Grundhofer ( incorporated by reference to Exhibit 10.6 of the 1998 Form 10-K of Firstar)

         13       1999 Annual Report to Shareholders

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

(b)     Form 8-k

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized as of March 20, 2000.

                                              FIRSTAR CORPORATION

                                              /s/ Jerry A. Grundhofer
                                              ----------------------------------
                                              Jerry A. Grundhofer
                                              President, Chief Executive Officer
                                              and Director

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated as of March 20, 2000.


/s/ Jerry A. Grundhofer
--------------------------------
Jerry A. Grundhofer
President, Chief Executive Officer
and Director


/s/ David M. Moffett                           /s/ James D. Hogan
-----------------------------------------     ----------------------------------
David M.
Moffett                                       James D. Hogan
Vice Chairman and Chief Financial Officer     Executive Vice President and
                                              Controller




                                    DIRECTORS

Victoria Buyniski Gluckman*           Thomas H. Jacobsen*                    O'dell M. Owens, M.D.,M.P.H.*
John C. Dannemiller*                  Sheldon B. Lubar*                      Thomas E. Petry*
David B. Garvin*                      Frank Lyon, Jr.*                       Craig D. Schnuck*
J. P. Hayden, Jr.*                    Daniel F. McKeithan, Jr.*              John J. Stollenwerk*
Joe F. Hladky*                        David B. O'Maley*                      Patrick T. Stokes*
Roger L. Howe*                                                               William W. Wirtz *





         /s/ Jerry A. Grundhofer
*By
   ----------------------------------
                  Jerry A. Grundhofer
                  Attorney-in-Fact

                                 EXHIBIT INDEX

      Exhibits

         3.1 Articles of Incorporation of Firstar Corporation (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-64099 of Firstar)

         3.2      By-Laws of Firstar Corporation (incorporated by reference to
                  Exhibit 3.2 of the Registration Statement No. 333-64099
                  Firstar)

         4.1 Preferred Shares Purchase Rights Plan of Firstar Corporation (incorporated by reference to Exhibit 4.1 of Form 8-K/A dated November 20, 1998 of Firstar)

         10.1 1986 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's Registration Statement No. 33-9494 and incorporated by reference)

         10.2 Amended 1991 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's 1993 Proxy Statement and incorporated by reference)

         10.3 1987 Deferred Compensation Plan (previously filed as an exhibit to Star Banc Corporation's Registration Statement No. 33-10085 and incorporated by reference)

         10.4 1996 Stock Incentive Plan (previously filed as an exhibit to Star Banc Corporation's 1996 Proxy Statement and incorporated by reference)

         10.6 Severence and Employment Agreements of Mr. Grundhofer ( incorporated by reference to Exhibit 10.6 of the 1998 Form 10-K of Firstar)

         13       1999 Annual Report to Shareholders

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