Form 10-Q
period 2000-03-31
FIRSTAR CORP /NEW/
filed 2000-05-16
CIK 1074023

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED MARCH 31, 2000    COMMISSION FILE NUMBER 1-2981




                             FIRSTAR CORPORATION
            (Exact Name of Registrant as Specified in its Charter)




      WISCONSIN                               39-1940778
(State of Incorporation)         (I.R.S. EMPLOYER Identification No.)




        777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202

                     Telephone Number (414) 765-4321






The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of April 30, 2000, 969,308,967 shares of common stock were outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2000

								  Page
Table of Contents                                               Number
----------------------------------------------------------------------
Part I. Financial Information:
	Financial Highlights.........................................3
	Item 1. Financial Statements:
		Consolidated Financial Statements ...................4
		Notes to Consolidated Financial Statements ..........8
	Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......15
	Item 3. Quantitative and Qualitative Disclosures
		About Market Risk ..................................18

Part II. Other Information:
	Item 1. Legal Proceedings.................................none
	Item 2. Changes in Securities.............................none
	Item 3. Defaults Upon Senior Securities...................none
	Item 4. Submission of Matters to a Vote of
		Security Holders..................................none
	Item 5. Other Information.................................none
	Item 6. Exhibits and Reports on Form 8-K....................26

Signatures..........................................................26

PART I  FINANCIAL INFORMATION
FIRSTAR CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)


                                                           First Quarter
                                      ----------------------------------------------------
                                                                                   Percent
                                                2000                 1999           Change
                                      --------------       --------------        ---------
Net income                            $     307,799        $     287,624             7.0 %

Per share:
  Basic earnings per common share     $        0.32        $        0.29            10.3 %
  Diluted earnings per common share            0.31                 0.29             6.9
  Common stock cash dividends
    declared                                 0.1625                 0.10            62.5
  Book value per common share                  6.46                 6.84            (5.6)
  Market value per common share               22.94                29.83           (23.1)

Average balances:
  Total assets                        $  72,540,798        $  73,804,458            (1.7)%
  Earning assets                         65,611,147           66,143,934            (0.8)
  Loans                                  51,145,037           48,365,653             5.7
  Deposits                               51,805,903           52,877,143            (2.0)
  Total shareholders' equity              6,397,040            6,763,231            (5.4)

Ratios:
  Return on average assets                     1.71 %               1.58 %
  Return on average equity                    19.35                17.25
  Average total shareholders' equity
    to average total assets                    8.82                 9.16

  Risk-based capital ratios:
    Tier 1                                     8.04                 9.51
    Total                                     10.67                11.75
  Leverage - average assets (a)                7.56                 7.70

  Net interest margin                          4.17                 4.07
  Noninterest expense to net revenue          48.49                51.62
  Noninterest income as a percent
    of net revenue                            34.63                33.65
  Net income to net revenue                   29.51                28.50
Excluding Merger Related Charges:
  Net income                          $     342,399        $     297,310            15.2 %
  Noninterest expense                       453,926              505,843           (10.3)
  Basic earnings per common share              0.35                 0.30            16.7
  Diluted earnings per common share            0.35                 0.29            20.7
  Return on average assets                     1.90 %               1.63 %
  Return on average equity                    21.53                17.83
  Noninterest expense to net revenue          43.52                50.13

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)


                                                       March 31,         December 31,
                                                            2000                 1999
                                                  --------------       --------------
ASSETS:
Cash and due from banks                           $   3,041,839        $   3,288,291
Money market investments                                378,897              896,910
Investment securities:
  Available-for-sale                                 13,331,657           12,919,413
  Held-to-maturity (market value of $190,604
    at March 31, 2000, $200,310 at December
    31, 1999)                                           190,581              194,454
                                                   ------------         ------------
  Total securities                                   13,522,238           13,113,867
Loans held for sale                                   1,885,034              624,680
Loans:
  Commercial loans                                   18,158,574           17,346,596
  Real estate loans                                  17,906,278           19,815,017
  Retail loans                                       14,188,443           13,464,395
                                                   ------------         ------------
    Total loans                                      50,253,295           50,626,008
          Allowance for loan losses                     714,966              714,898
                                                   ------------         ------------
    Net loans                                        49,538,329           49,911,110
Premises and equipment                                1,000,244            1,002,887
Acceptances - customers' liability                       13,348               15,149
Other assets                                          3,679,994            3,934,939
                                                   ------------         ------------
    Total assets                                  $  73,059,923        $  72,787,833
                                                   ------------         ------------
                                                   ------------         ------------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits                    $   9,951,987        $  10,299,994
  Interest-bearing deposits                          41,472,081           41,586,417
                                                   ------------         ------------
      Total deposits                                 51,424,068           51,886,411
Short-term borrowings                                 9,357,755            8,302,019
Long-term debt                                        4,745,450            5,038,383
Acceptances outstanding                                  13,348               15,149
Other liabilities                                     1,250,597            1,237,235
                                                   ------------         ------------
    Total liabilities                                66,791,218           66,479,197

SHAREHOLDERS' EQUITY:
Common stock:
  Shares authorized - 2,000,000,000 at March 31,
    2000 and December 31, 1999.
  Shares issued - 984,576,391 at March 31,
    2000 and 984,579,636 at December 31, 1999.            9,846                9,846
Surplus                                               1,894,599            1,926,239
Retained earnings                                     4,810,948            4,660,463
Treasury stock, at cost - 14,550,593 shares at
  March 31, 2000 and 9,033,176 shares at
  December 31, 1999.                                   (295,987)            (192,894)
Accumulated other comprehensive income                 (150,701)             (95,018)
                                                   ------------         ------------
    Total shareholders' equity                        6,268,705            6,308,636
                                                   ------------         ------------
    Total liabilities and shareholders' equity    $  73,059,923        $  72,787,833
                                                   ------------         ------------
                                                   ------------         ------------

The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                      First Quarter
                                            --------------------------------
                                                     2000               1999
                                            -------------      -------------
INTEREST INCOME:
Interest and fees on loans                  $    1,059,187     $     961,703
Interest and fees on loans held for sale            11,714            30,801
Interest on investment securities:
  Taxable                                          199,365           216,745
  Non-taxable                                       22,829            23,699
Interest on trading securities                          --             2,564
Interest on money market investments                 7,016             6,254
                                               -----------       -----------
  Total interest income                          1,300,111         1,241,766
                                               -----------       -----------
INTEREST EXPENSE:
Interest on deposits                               440,277           427,217
Interest on short-term borrowings                  111,839            77,729
Interest on long-term debt                          78,342            81,395
                                               -----------       -----------
  Total interest expense                           630,458           586,341
                                               -----------       -----------
    Net interest income                            669,653           655,425

Provision for loan losses                           45,689            43,389
                                               -----------       -----------
    Net interest income after
      provision for loan losses                    623,964           612,036
                                               -----------       -----------
NONINTEREST INCOME:
Trust income                                       113,846           101,497
Mortgage banking income                             36,295            39,458
Retail deposit income                               47,835            45,389
Cash management income                              35,755            32,666
Credit card income                                  29,673            24,270
ATM Income                                          11,941             8,358
Investment securities gains-net                         11            12,961
All other income                                    85,892            74,914
                                               -----------       -----------
  Total noninterest income                         361,248           339,513
                                               -----------       -----------
NONINTEREST EXPENSE:
Salaries                                           191,567           214,840
Pension and other employee benefits                 31,123            45,470
Equipment expense                                   35,621            35,753
Occupancy expense - net                             40,128            43,398
All other expense                                  155,487           166,382
                                               -----------       -----------
                                                   453,926           505,843
Merger related charges                              51,900            15,000
                                               -----------       -----------
  Total noninterest expense                        505,826           520,843
                                               -----------       -----------

INCOME BEFORE TAX                                  479,386           430,706
Income tax                                         171,587           143,082
                                               -----------       -----------
NET INCOME                                  $      307,799     $     287,624
                                               -----------       -----------
                                               -----------       -----------

PER SHARE:
Basic earnings per common share             $         0.32     $        0.29
Diluted earnings per common share                     0.31              0.29
Common stock cash dividends declared                0.1625              0.10

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)


                                                                                        Accumulated
                                                                                              Other
                                 Common                      Retained       Treasury  Comprehensive          Total
                                  Stock        Surplus       Earnings          Stock         Income         Equity
                             ----------  -------------  -------------   ------------   ------------  -------------
Balance, January 1, 1999     $   9,876   $  2,170,024   $  4,302,420    $   (19,659)   $   141,007   $  6,603,668

 Net income                                                  287,624                                      287,624

 Unrealized loss
  on securities
  available for sale                                                                       (99,875)       (99,875)

 Reclassification
   adjustment for gains
   realized in net income                                                                  (12,961)       (12,961)

 Income taxes                                                                               41,089         41,089
                                                                                                       -----------
 Comprehensive income                                                                                     215,877

 Cash dividends declared
  on common stock                                           (119,770)                                    (119,770)

 Issuance of common stock
  and treasury shares               67        101,553                         2,894                       104,514

 Purchase of treasury
  stock                                                                     (25,692)                      (25,692)

 Shares reserved to meet
  deferred compensation
  obligations                                   1,416                        (1,416)                          -

 Amortization of stock
  awards                                        1,120                                                       1,120
                               --------    -----------    -----------     ----------     ----------    -----------
Balance, March 31, 1999      $   9,943   $  2,274,113   $  4,470,274    $   (43,873)   $    69,260   $  6,779,717
                               --------    -----------    -----------     ----------     ----------    -----------
                               --------    -----------    -----------     ----------     ----------    -----------


Balance, January 1, 2000     $   9,846   $  1,926,239   $  4,660,463    $  (192,894)   $   (95,018)  $  6,308,636

 Net income                                                  307,799                                      307,799

 Unrealized loss
  on securities
  available for sale                                                                       (85,003)       (85,003)

 Reclassification
   adjustment for gains
   realized in net income                                                                      (11)           (11)

 Income taxes                                                                               29,331         29,331
                                                                                                       -----------
 Comprehensive income                                                                                     252,116

 Cash dividends declared
  on common stock                                           (157,314)                                    (157,314)

 Issuance of common stock
  and treasury shares                         (34,487)                       82,144                        47,657

 Purchase of treasury
  stock                                                                    (182,917)                     (182,917)

 Shares reserved to meet
  deferred compensation
  obligations                                   2,320                        (2,320)                          -

 Amortization of stock
  awards                                          527                                                         527
                               --------    -----------    -----------     ----------     ----------    -----------
Balance, March 31, 2000      $   9,846   $  1,894,599   $  4,810,948    $  (295,987)   $  (150,701)  $  6,268,705
                               --------    -----------    -----------     ----------     ----------    -----------
                               --------    -----------    -----------     ----------     ----------    -----------

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                           Three Months Ended
                                                                                 March 31
                                                                           2000           1999
                                                                      ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                         $    307,799   $    287,624
   Adjustments:
      Depreciation and amortization                                         38,355         48,825
      Intangible amortization                                               30,185         30,314
      Provision for loan losses                                             45,689         43,389
      Net decrease in trading securities                                         0         20,118
      Provision for deferred taxes                                          51,192         52,280
      (Gain) / loss on sale of premises and equipment - net                  3,394           (471)
      Net gain on sale of assets                                            (7,080)        (3,627)
      Gain on sale on loans originated for sale                            (10,280)       (31,126)
      Proceeds from sale of loans originated for sale                      865,372      2,371,699
      Mortgage loans originated for sale on the secondary market          (899,221)    (1,942,748)
      Net change in other assets and liabilities                          (144,374)       158,025
                                                                      ------------   ------------
            Total adjustments                                              (26,768)       746,678
                                                                      ------------   ------------
            Net cash  provided by/(used in) operating activities           281,031      1,034,302
                                                                      ------------   ------------

Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities                3,798         18,571
      Proceeds from maturities of available-for-sale securities            324,248      1,383,067
      Proceeds from sales of available-for-sale securities                 358,741      1,114,620
      Purchase of held-to-maturity securities                                    0              0
      Purchase of available-for-sale securities                         (1,111,727)    (2,192,202)
      Net increase in loans                                             (1,358,637)      (895,714)
      Proceeds from sales of loans                                         731,974         50,485
      Proceeds from sales of premises and equipment                          5,075          8,508
      Purchases of premises and equipment                                  (50,249)       (38,281)
      Purchases of corporate owned life insurance                                0        (80,000)
      Sale of banking offices, net of cash paid                            (78,211)             0
                                                                      ------------   ------------
            Net cash provided by/(used in) investing activities         (1,174,988)      (630,946)
                                                                      ------------   ------------

Cash Flows from Financing Activities:
      Net decrease in deposits                                            (327,666)    (1,722,004)
      Net increase/(decrease) in short-term borrowings                   1,054,247        (26,509)
      Principal payments on long-term debt                                (291,445)      (338,557)
      Proceeds from issuance of long-term debt                                   0        975,000
      Proceeds from issuance of common stock                                35,771         99,767
      Purchase of treasury stock                                          (182,917)       (25,692)
      Dividends paid                                                      (158,498)      (115,413)
                                                                      ------------   ------------
            Net cash provided by/(used in) financing activities            129,492     (1,153,408)
                                                                      ------------   ------------

Net decrease in cash and cash equivalents                                 (764,465)      (750,052)
Cash and cash equivalents at beginning of period                         4,185,201      4,605,484
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $  3,420,736   $  3,855,432
                                                                      ------------   ------------
                                                                      ------------   ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                        $    590,002   $    576,770
      Income taxes                                                          62,748         23,013

Transfer to foreclosed assets from loans                              $     17,234   $     22,916

Notes to Consolidated Financial Statements
------------------------------------------

Note 1.  Basis of Presentation
------------------------------
	These consolidated financial statements have been prepared by Firstar Corporation ("Firstar") pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Firstar's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

	These consolidated financial statements include the accounts of Firstar and all of its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.


Note 2.  Investment Securities
------------------------------

	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at March 31, 2000 and December 31, 1999. (dollars in thousands)

                                           March 31, 2000                                 December 31, 1999
                               -----------------------------------------      -----------------------------------------
				Amortized      Unrealized         Market       Amortized      Unrealized         Market
			             Cost    Gains   Losses        Value            Cost    Gains   Losses        Value
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
Held-to-Maturity
----------------
Mortgage-backed
  securities	              $    43,472  $     5  $    --    $  43,477      $   45,411  $    --  $    --   $   45,411
Obligations of state and
  political subdivisions	  147,109	18	 --	 147,127	 149,043    5,856	--	154,899
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
  Total held-to-
	maturity securities    $  190,581  $    23  $    --  $   190,604      $  194,454  $ 5,856  $    --  $   200,310
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------

		                           March 31, 2000                                 December 31, 1999
                               -----------------------------------------      -----------------------------------------
				Amortized      Unrealized         Market       Amortized      Unrealized         Market
	                             Cost    Gains   Losses        Value            Cost    Gains   Losses        Value
                               ----------  -------  -------  -----------      ----------  -------  -------  -----------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies      	      $ 1,229,841 $ 2,772 $ (15,857) $ 1,216,756     $ 1,787,717 $10,505  $(12,210) $ 1,786,012
Mortgage-backed
  securities			8,760,126  19,120  (208,974)   8,570,272       6,654,624  19,880  (119,652)   6,554,852
Obligations of state and
  political subdivisions        1,522,913   9,053   (14,232)   1,517,734       1,598,685  14,860    (9,650)   1,603,895
Other debt securities	          961,622      --       --	 961,622       1,792,296       1   (50,061)   1,742,236
Money market mutual funds	  298,313     471   (23,742)     275,042    	 437,058      --	 --	437,058
Federal Reserve/FHLB
  stock and other
  equity securities		  790,231      --        --	 790,231 	 795,407      17       (64)     795,360
                               ---------- -------   -------  -----------      ---------- -------   -------  -----------
  Total available-for-
      sale securities	      $13,563,046 $31,416 $(262,805) $13,331,657     $13,065,787 $45,263 $(191,637) $12,919,413
                               ---------- -------   -------  -----------      ---------- -------   -------  -----------
                               ---------- -------   -------  -----------      ---------- -------   -------  -----------

Note 3. Loans
-------------

	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of March 31, 2000 and December 31, 1999.
(dollars in thousands)

		 		 		    March 31, 	       December 31,
						         2000       	       1999
                                                -------------          ------------
Commercial loans:
	 Corporate loans			  $14,494,411           $13,848,385
	 Asset-based lending 			    1,397,621             1,326,741
	 Commercial leasing 			    1,913,844 		  1,816,250
	 Industrial revenue bonds 		      352,698               355,220
                                                  -----------           -----------
			Total commercial loans 	   18,158,574        	 17,346,596
                                                  -----------           -----------
Real estate loans:
 	Residential mortgage 			    6,574,715		  8,779,037
	Commercial mortgage  			    9,065,786	  	  8,851,504
	Construction and land development 	    2,265,777             2,184,476
                                                  -----------           -----------
			Total real estate loans    17,906,278            19,815,017
                                                  -----------           -----------
Retail loans:
	Installment 				   10,306,385	         10,053,901
	Credit cards			            1,379,347		  1,403,655
	Retail leasing 			            2,502,711             2,006,839
                                                  -----------           -----------
			Total retail loans  	   14,188,443        	 13,464,395
                                                  -----------           -----------
			Total loans               $50,253,295           $50,626,008
                                                  -----------           -----------
                                                  -----------           -----------

Note 4.  Impaired Loans
-----------------------

	The following table shows Firstar's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No.
118) at March 31, 2000 and December 31, 1999.  (dollars in thousands)

                                                March 31, 2000               December 31, 1999
                                         ---------------------------      ------------------------
					   Recorded  	   Valuation	    Recorded	 Valuation
					 Investment 	   Allowance	  Investment	 Allowance
                                         ----------      -----------      ----------    ----------
Impaired Loans:
	Valuation allowance required	 $   29,441 	 $     9,082	  $   21,696	$    8,218
	No valuation allowance required	    136,821 	          --	     131,514	        --
                                         ----------      -----------      ----------    ----------
		Total impaired loans	 $  166,262 	 $     9,082	  $  153,210	$    8,218
                                         ----------      -----------      ----------    ----------
                                         ----------      -----------      ----------    ----------

	The average recorded  investment in impaired loans for the three months ended
March 31, 2000 was $165.2 million, compared to $153.9 million for the same period in 1999.  As a general policy, Firstar applies both principal and interest payments received on impaired loans as a reduction of principal.


Note 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (dollars in thousands)
				 		 Three Months Ended
					              March 31,
                                                --------------------
					            2000   	1999
                                                --------    --------
Balance - beginning of period 		        $714,898    $704,846
  Loans charged-off 				 (64,050)    (54,722)
  Recoveries on loans previously charged-off 	  18,429      17,479
                                                --------    --------
      Net charge-offs 				 (45,621)    (37,243)
  Provision charged to earnings                   45,689      43,389
                                                --------    --------
Balance - end of period 			$714,966    $710,992
                                                --------    --------
                                                --------    --------

Note 6.  Deposits
-----------------

	The following table summarizes the composition of deposits of Firstar as of
March 31, 2000 and December 31, 1999.  (dollars in thousands)

         	 			        March 31,  December 31,
				                     2000          1999
                                            -------------  ------------
Noninterest-bearing deposits		      $ 9,951,987   $10,299,994
Interest-bearing deposits:
  Savings					3,304,901     3,349,308
  NOW accounts					6,796,993     6,980,734
  Money market deposit accounts		       10,265,872    10,263,894
  Time deposits $100,000 and over - domestic	3,713,696     3,753,526
  Foreign deposits $100,000 and over		  738,000       773,926
  All other deposits			       16,652,619    16,465,029
                                              -----------   -----------
    Total interest-bearing deposits	       41,472,081    41,586,417
                                              -----------   -----------
    Total deposits			      $51,424,068   $51,886,411
                                              -----------   -----------
                                              -----------   -----------

Note 7. Merger Related Charges
------------------------------

   Firstar recorded merger and integration charges of $51.9 million in the first three months of 2000 and $15.0 million in the first three months of 1999. The components of the charges are shown below. Firstar expects to incur additional merger-related expenses in connection with the combining of operations of Firstar Corporation and Mercantile Bancorporation, Inc.
(dollars in thousands)

                                                                               Three Months
                                                                                  Ended
                                 Three Months Ended March 31, 2000            March 31, 1999
                            ------------------------------------------        --------------
                            Firstar/Star Firstar/Mercantile                    Firstar/Star
                                  Merger       Merger            Total            Merger
                            ------------ ------------------  ---------        --------------
Severance and related costs  $     7,656  $    12,926      $    20,582        $        1,030
Fixed asset write-downs               31        3,018            3,049                    --
System conversions                10,233       15,923           26,156                13,636
Gain on sale of branches              --      (11,507)         (11,507)                   --
Other merger-related charges       8,080        5,540           13,620                   334
                             -----------  -----------      -----------        --------------
   Total                     $    26,000  $    25,900      $    51,900        $       15,000
                             -----------  -----------      -----------        --------------
                             -----------  -----------      -----------        --------------

The following table presents a summary of activity with respect to the merger related accrual:

                        Firstar/Mercantile Firstar/Star
                              Merger          Merger        Other      Total
                        ------------------ ------------  ---------  ----------
Balance at December 31, 1999  $   21,154   $        --   $  10,173  $   31,327

Merger-related charge             25,900        26,000          --      51,900
Cash payments                    (24,534)      (26,000)       (639)    (41,173)
Noncash write-downs              (16,833)           --        (151)     (16,984)
                              ----------   -----------   ---------  ----------
Balance at March 31, 2000     $    5,687   $             $   9,383  $   15,070
                              ----------   -----------   ---------  ----------
                              ----------   -----------   ---------  ----------

Note 8.  Mortgage Servicing Assets
----------------------------------

	Mortgage servicing rights are capitalized based upon their fair value at the time a loan is sold. Impairment testing is performed on a quarterly basis in accordance with SFAS No. 125.

	The fair value of capitalized mortgage servicing rights was $263.5 million on March 31, 2000 and $269.1 million on December 31, 1999. Firstar serviced $18.0 billion of mortgage loans for other investors as of March 31, 2000 compared with $19.5 billion as of December 31, 1999.

	Changes in capitalized mortgage servicing rights at March 31, 2000 and December 31, 1999 are summarized in the following table. (dollars in thousands)

					 March 31,	December 31,
			                      2000    	        1999
                                     -------------      ------------
Mortgage Servicing Assets:
Balance at beginning of year		 $ 212,297         $ 232,105
   Amount added in acquisitions                 --               811
   Amount capitalized			    24,872           169,678
   Amortization				    (9,026)	     (46,808)
   Sales				   (20,139)         (143,489)
   Impairment				      (313)               --
                                         ---------         ---------
     Balance at end of period 		 $ 207,691         $ 212,297
                                         ---------         ---------
                                         ---------         ---------

Note 9.  Earnings Per Share
---------------------------

	The following table shows the amounts used in the computation of basic and diluted earnings per common share, in accordance with SFAS No. 128, for the three months ended March 31, 2000 and 1999. (dollars in thousands)

                                          Three Months Ended
   		                              March 31,
                                         -------------------
                                             2000  	1999
                                         --------   --------
Net income				 $307,799   $287,624

Weighted average shares (000s):
Common shares				  975,071    991,182
Options and stock plans	                    9,519     17,663
                                         --------   --------
Weighted average diluted common shares	  984,590  1,008,845
                                         --------   --------
                                         --------   --------

Basic earnings per common share 	$    0.32  $    0.29
                                         --------   --------
                                         --------   --------
Diluted earnings per common share	$    0.31  $    0.29
                                         --------   --------
                                         --------   --------

Note 10. Mergers
----------------
On September 20, 1999, Firstar Corporation and Mercantile Bancorporation, Inc. merged in a pooling of interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Mercantile Bancorporation stock was converted into and exchanged for 2.091 shares of Firstar Corporation common stock. Shares issued in the merger totaled 331,772,028.


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

                                                      For the quarter ended March 31, 2000
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private                                Related
                                Banking      Banking      Banking    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   420,299  $   160,473  $    16,692  $    84,419  $   681,883  $        --  $    681,883
Provision for loan losses       38,164        8,109          260         (844)      45,689           --        45,689
Noninterest income             165,644       49,439      110,317       35,848      361,248           --       361,248
Noninterest expense            335,719       41,608       75,033        1,566      453,926       51,900       505,826
Income taxes*                   75,896       57,334       18,509       49,378      201,117      (17,300)      183,817
----------------------------------------------------------------------------------------------------------------------
     Net income            $   136,164  $   102,861  $    33,207  $    70,167  $   342,399  $    34,600  $    307,799
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,867  $    18,981  $     1,193  $     5,104  $    51,145
   Total assets                 28,456       20,412        1,573       22,100       72,541
   Deposits                     42,184        5,536        1,571        2,515       51,806
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                      For the quarter ended March 31, 1999
                           -------------------------------------------------------------------------------------------
                                                        Trust and                                Merger-
                               Consumer    Wholesale      Private                                Related
                                Banking      Banking      Banking    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   411,502  $   147,292  $    16,950  $    93,783  $   669,527  $       --   $    669,527
Provision for loan losses       31,432       12,464       (1,028)         521       43,389          --         43,389
Noninterest income             160,754       46,211      109,896       22,652      339,513          --        339,513
Noninterest expense            372,049       46,627       82,852        4,315      505,843      15,000        520,843
Income taxes*                   56,067       44,652       14,956       46,824      162,499      (5,315)       157,184
----------------------------------------------------------------------------------------------------------------------
     Net income            $   112,708  $    89,760  $    30,066  $    64,775  $   297,309  $    9,685   $    287,624
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    24,082  $    16,119  $     1,055  $     7,110  $    48,366
   Total assets                 27,726       17,830        1,481       26,767       73,804
   Deposits                     43,603        5,920        1,926        1,428       52,877
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

	Net income of Firstar Corporation ("Firstar") for the quarter ended March 31, 2000 was $307.8 million compared with $287.6 million in the first quarter of 1999. Diluted earnings per common share was $.31 for the first quarter of 2000, compared to $.29 for the same period of the prior year.

	Net income before merger-related charges was $342.4 million in the first quarter of 2000, a 15.2 % increase over the $297.3 million in the same period of last year. Diluted earnings per common share before merger-related charges was $.35 in the first quarter of 2000, compared to $.29 in the first quarter of last year, an increase of 20.7%. Return on average assets before merger-related charges was 1.90% in the first quarter of 2000 compared to 1.63% in the same period of last year. Return on average common equity before merger-related charges was 21.53% in the first quarter of 2000 compared to 17.83% in the same period of last year.

	The improvement in net income before merger-related charges for the quarter resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs.

	Total assets at March 31, 2000 were $73.1 billion compared to $72.8 billion at December 31, 1999, while total earning assets were $66.0 billion at March 31, 2000 compared to $65.3 billion at last year-end. Continued restructuring of the balance sheet occurred during the quarter with the sale or transfer of residential mortgage loans from the loan portfolio and changes in the mix of investment securities. Loan growth was strong in both the commercial and retail portfolios during the quarter. On the liability side of the balance sheet, short-term borrowings increased during the quarter to fund earning asset growth, to offset the slight decrease in deposits from year-end and to fund the stock buyback program.

	Total loans were $50.3 billion at March 31, 2000 compared to $50.6 billion at year-end 1999. Residential real estate loans have declined reflecting management's decision to transfer $1.7 billion of the residential loan portfolio to loans held for sale. Excluding residential real estate loans, total loans increased $1.8 billion, or 4.4%, since December 31, 1999. Specifically, retail loans, which include such areas as installment lending, auto leasing and credit card services have increased $724 million, or 5.4%, led by a $496 million, or 24.7%, increase in retail leases. Specialized lending and corporate loans increased $812 million or 4.7% since December 31, 1999. Commercial and construction real estate loans increased $296 million or 2.7% since December 31, 1999. In the third quarter of 1998, Firstar established a loan conduit, Stellar Funding Group, Inc. At
March 31, 2000, $2.1 billion of short term, high quality, low yielding commercial loans had been funded in the conduit compared to $1.7 billion at December 31, 1999.

	Total investment securities were $13.5 billion at March 31, 2000 compared to $13.1 billion at year-end 1999. At March 31,
2000 the net unrealized loss on available for sale securities was $231.4 million and the related after tax decrease to shareholders' equity was $150.7 million. Loans held for sale were $ 1.9 billion at March 31, 2000 compared to $625 million at December
31, 1999. This increase resulted from the transfer of $1.7 billion of loans from the residential mortgage portfolio. As of March
31, 2000, $682 million of these transferred loans have been sold in the secondary market.

	Total deposits were $51.4 billion at March 31, 2000, a reduction of $462 million, or 0.9%, from year-end 1999. Non-interest bearing demand deposit balances declined by $348 million from year-end when deposit levels typically peak. Interest-bearing deposits decreased by $114 million from December 31, 1999. Merger-related branch divestitures reduced deposits by $135 million during the first quarter of 2000. The shift in deposit preferences continues with reductions in savings and NOW accounts, collectively down by $228 million. Retail deposit customers are seeking higher yields in deposit accounts and alternative investment vehicles. Short-term borrowed funds of $9.4 billion at March 31, 2000 were up $1.1 billion since year-end 1999 as additional funding was necessary to replace the reduced levels of deposits and to fund earning asset growth.

Results of Operations

	Net interest income on a taxable equivalent basis, was $681.9 million, an increase of $12.4 million, or 1.8%, as compared to the first quarter of 1999. The increase in net interest income was due to an improved mix of assets and liabilities, a higher net interest margin and the impact of one additional day in the first quarter of 2000. This was partially offset by the lower level of average earning assets. Average earning assets for the first quarter of 2000 were $65.6 billion, a reduction of $533 million from the same period of 1999. This reduction was due to the balance sheet restructuring as a result of the Mercantile merger.

	Average retail loans increased by $2.4 billion or 21.1%, which included a 48.5% increase in leases; a 19.8% increase in home equity loans; a 16.7% increase in installment lending and a 10.1% increase in credit card loans. Average commercial loans rose by $1.9 billion, or 11.8%. Average total real estate loans declined by $1.5 billion or 6.9%. Commercial mortgage and construction loans increased by $641 million or 6.1%. This growth was offset by a $2.1 billion decline in average residential mortgage loans due to both maturities and repayments along with the sale of new originated loans into the secondary market and the transfer of loans to held for sale status.

	Average investment securities were reduced by $2.0 billion, or 13.1%, due to merger-related sales and restructuring of the investment portfolio. The change in mix of assets from lower yielding investment securities and residential mortgages to higher yielding loans have largely contributed to the increase in net interest income. This positive factor was partially offset by the increased use of higher cost funding sources and the overall decrease in average earning assets.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                                  First Quarter, 2000                     First Quarter, 1999
                                          -----------------------------------     -----------------------------------
                                                 Daily                Average            Daily                Average
                                               Average      Interest     Rate          Average      Interest     Rate
                                          ------------  ------------  -------     ------------  ------------  -------
ASSETS:
Commercial loans                          $ 17,628,570  $    363,194    8.28%     $ 15,772,329  $    295,607    7.59%
Real estate loans                           19,775,401       391,381    7.94        21,242,069       413,295    7.84
Retail loans                                13,741,066       305,728    8.95        11,351,255       256,120    9.15
                                          ------------   -----------              ------------   -----------
     Total loans                            51,145,037     1,060,303    8.33        48,365,653       965,022    8.06
Loans held for sale                            601,337        11,714    7.79         1,690,751        30,801    7.29
Investment securities                       13,405,028       233,308    6.96        15,418,800       251,214    6.52
Money market investments                       459,745         7,016    6.14           668,730         8,830    5.36
                                          ------------   -----------              ------------   -----------
     Total interest-
        earning assets                      65,611,147     1,312,341    8.03%       66,143,934     1,255,867    7.66%
Cash and due from banks                      3,134,887                               3,323,301
Allowance for loan losses                     (708,483)                               (704,922)
Other assets                                 4,503,247                               5,042,145
                                          ------------                            ------------
     Total assets                         $ 72,540,798                            $ 73,804,458
                                          ------------                            ------------
                                          ------------                            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW                           $ 10,137,597        43,244    1.72%     $ 10,870,882        50,303    1.88%
Money market deposit accounts               10,237,091       108,744    4.27        10,242,882        99,302    3.93
Time deposits                               21,766,233       288,289    5.33        21,644,170       277,611    5.20
Short-term borrowings                        8,290,510       111,839    5.43         7,024,965        77,729    4.49
Long-term debt                               4,911,336        78,342    6.40         5,850,703        81,395    6.38
                                          ------------   -----------              ------------   -----------
     Total interest-bearing
        liabilities                         55,342,767       630,458    4.58%       55,633,602       586,340    4.35%
Noninterest-bearing deposits                 9,664,982                              10,119,209
Other liabilities                            1,136,009                               1,288,416
Shareholders' equity                         6,397,040                               6,763,231
     Total liabilities and
       shareholders' equity               $ 72,540,798                            $ 73,804,458
                                          ------------                            ------------
                                          ------------                            ------------
Net interest revenue/margin                             $    681,883    4.17%                   $    669,527    4.07%
                                                         -----------                             -----------
                                                         -----------                             -----------
Interest rate spread                                                    3.45                                    3.31

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of nonaccruing loans is included in average amounts outstanding.

	The net interest margin increased by ten basis points to 4.17% in the first quarter of 2000 compared to the first quarter of 1999. The yield on total earning assets rose by 37 basis points to 8.03%. Likewise, the yield on total loans increased by 27 basis points reflecting generally market driven forces. The comparable rate paid on interest bearing liabilities increased by 23 basis points similarly reflecting higher market rates and more reliance on higher cost purchased funds. Interest spread, the difference between the rate earned on total earning assets and the rate paid on interest bearing liabilities increased by 14 basis points. The contribution of interest free funds to the net interest margin declined by four basis points producing the net increase to the margin of ten basis points. The contribution of interest free funds was lessened by the higher proportion of earning assets funded by interest bearing liabilities. Tables 1 provides detailed information on the average balances, interest income/expense and rates earned or paid.

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

	One of the primary tools to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis. This earnings simulation model estimates net interest income under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships, changes in the direction of rates, and changes in the mix and levels of balance sheet accounts. The most recent simulation projected the impact of a 100 basis point upward or downward gradual change of market interest rates over a one year time period. The results of this simulation indicate that a declining interest rate scenario would increase net interest revenue by $12 million from a base case, while an increasing rate scenario would decrease net interest revenue by $8 million.

	The loan loss provision charged to earnings in the first quarter of 2000 was $45.7 million, compared to $43.4 million during the same period of last year. Net loan charge-offs were $45.6 million in the first quarter of 2000 compared to $37.2 million a year earlier. First quarter 2000 net charge-offs were
 .36% of average loans compared with .31% in the same quarter of last year. Management has continued to focus on growing consumer loans as a higher percentage of total loans and, as a result of this, would expect charge-offs to be somewhat greater during the remainder of 2000.

	Noninterest income is a significant source of revenue for Firstar, representing 34.6% of tax equivalent net revenue in the first quarter of 2000 compared to 32.8% in the same quarter of 1999, excluding securities gains. Noninterest income, excluding securities gains, increased by $34.7 million, or 10.6%, to a level of $361.2 million in the first quarter of 2000 when compared to the same quarter of last year.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 NONINTEREST INCOME
(dollars in thousands)


                                                                                       % Increase/
                                               First Quarter               Change       (decrease)
                                      --------------------------         From Prior
                                            2000            1999           Period       2000/1999
                                      -----------------------------------------------------------
Trust income                          $  113,846      $  101,497      $   12,349          12.2 %
Mortgage banking:
 Origination and sales                    18,113          31,126         (13,013)        (41.8)
 Loan Servicing, net                      11,517           8,295           3,222          38.8
 Gain on sale of servicing                 6,665              37           6,628           n/m
                                        ---------       ---------       ---------       -------
    Total mortgage banking                36,295          39,458          (3,163)         (8.0)
Retail deposit fees                       47,835          45,389           2,446           5.4
Cash management income                    35,755          32,666           3,089           9.5
Credit card income                        29,673          24,270           5,403          22.3
ATM income                                11,941           8,358           3,583          42.9
Brokerage revenue                          5,566           9,250          (3,684)        (39.8)
International income                       9,760           9,060             700           7.7
Bank owned life insurance                  7,365           4,883           2,482          50.8
Insurance commissions                      7,335           8,121            (786)         (9.7)
Securitization revenue                    18,569           6,862          11,707         170.6
All other income                          37,297          36,738             559           1.5
                                        ---------       ---------       ---------       -------
    Subtotal                             361,237         326,552          34,685          10.6
Investment securities
  gains/(losses)--net                         11          12,961         (12,950)          n/m
                                        ---------       ---------       ---------       -------
    Total noninterest
      income                          $  361,248      $  339,513      $   21,735           6.4 %
                                        ---------       ---------       ---------       -------
                                        ---------       ---------       ---------       -------

n/m = not meaningful

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST EXPENSE
(dollars in thousands)


                                                                                     % Increase/
                                              First Quarter                Change    (decrease)
                                      --------------------------         From Prior
                                            2000            1999           Period     2000/1999
                                      ---------------------------------------------------------
Salaries                              $  191,567      $  214,840      $  (23,273)        (10.8)%
Pension and other
  employee benefits                       31,123          45,470         (14,347)        (31.6)
Equipment expense                         35,621          35,753            (132)         (0.4)
Occupancy expense--net                    40,128          43,398          (3,270)         (7.5)
Amortization of intangible
  assets                                  30,185          30,314            (129)         (0.4)
Outside services                          28,090          28,772            (682)         (2.4)
Postage and courier                       17,920          17,850              70           0.4
Marketing expense                          7,832          12,289          (4,457)        (36.3)
Professional services                      6,132           6,444            (312)         (4.8)
Travel and entertainment                   5,737           5,716              21           0.4
Stationery and supplies                   10,038           9,459             579           6.1
Communication expense                     12,305          12,532            (227)         (1.8)
All other expense                         37,248          43,006          (5,758)        (13.4)
                                        ---------       ---------       ---------       -------
    Subtotal                             453,926         505,843         (51,917)        (10.3)
Merger related expenses                   51,900          15,000          36,900           n/m
                                        ---------       ---------       ---------       -------
    Total noninterest
      expense                         $  505,826      $  520,843      $  (15,017)         (2.9)%
                                        ---------       ---------       ---------       -------
                                        ---------       ---------       ---------       -------

n/m = not meaningful

	Trust income is the largest source of noninterest income for Firstar and in the first quarter of 2000 increased $12.3 million, or 12.2% due to new business in all product lines and higher stock market values. Additionally, this year's trust income benefited from one-time changes to accrual procedures, which increased revenues by $3.7 million. Retail deposit income increased $2.4 million or 5.4%. Credit card income increased
$5.4 million or 22.3% due to an expanded customer base and increased card usage. Electronic banking income increased $3.6 million or 42.9% and included $2.9 million of one-time income from resolution of reconciling issues. Cash management income increased by $3.1 million or 9.5% and included one-time changes in accrual procedures, which increased revenues by $3.0 million. Mortgage banking revenue declined by $3.2 million or 8.0% with reduced loan gains of $13.0 million partially offset by increased gains on the sale of servicing rights of $6.6 million. Securitization revenue increased by $11.7 million or 170.6% due to the establishment and continued placement of loans and investments in conduits which provide management and referral fees to Firstar. Brokerage revenue declined as a result of the outsourcing of that product to a third party broker. Table 2 shows the components of noninterest income.

	Noninterest expense, excluding merger-related expenses, totaled $453.9 million, a decrease of $51.9 million, or 10.3%, from the first quarter of 1999.

	Staff expense for the first quarter of 2000 decreased $37.6 million, or 14.5%. This decrease resulted from staff reductions in support and back room operations as a result of mergers and lower accruals for incentive programs. Employee benefits expense also declined during the quarter due to lower headcount and salary levels, the merger of employee benefit plans and reduced pension costs resulting from increased cash contributions to the pension plan. Partially offsetting these decreases were increases in staff as a result of opening new branches and in-store locations.

	Occupancy expenses declined $3.3 million, or 7.5%, due to the consolidation of facilities related to recent mergers. Marketing costs declined $4.5 million, or 36.3%, from the first quarter of last year. Marketing costs will increase in future periods with the introduction of new products and additional marketing emphasis in the Mercantile banks' markets. All other operating expenses declined an aggregate $6.6 million, or 3.5%, reflecting an $8.5 million reversal of excess expense accruals from prior periods. Table 3 shows the components of noninterest expenses.

	Before merger-related costs, Firstar's efficiency ratio was 43.52% in the first quarter of 2000, a significant improvement over the 50.13% of the same quarter of last year.

	Merger-related charges totaled $51.9 million in the first quarter of 2000 compared to $15.0 million in the same period of last year. Note 7 to the financial statements provides a summary of merger-related costs and activity in the accrual accounts.

	The effective income tax rate was 35.8% in the first quarter of 2000 compared to 33.2% in the same period of last year. The increase in the effective tax rate was due to a tax refund recognized in 1999 along with lower tax exempt revenues relative to taxable income.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)


                                                         First Quarter
                                               --------------------------------
                                                      2000                1999
                                               ------------        ------------
Average loans                                $   51,145,037      $   48,365,653
                                               ------------        ------------
                                               ------------        ------------

Allowance for loan losses:

  Balance - beginning of period              $     714,898       $     704,846

  Charge-offs:
    Commercial                                     (20,382)            (15,291)
    Commercial real estate                          (1,361)             (1,666)
    Residential real estate                         (2,597)             (3,584)
    Credit card                                    (19,009)            (17,649)
    Other retail                                   (20,701)            (16,532)
                                               ------------        ------------
      Total charge-offs                            (64,050)            (54,722)
                                               ------------        ------------

  Recoveries:
    Commercial                                       7,050               5,414
    Commercial real estate                             744               1,356
    Residential real estate                             79                  93
    Credit card                                      3,910               3,380
    Other retail                                     6,646               7,236
                                               ------------        ------------
      Total recoveries                              18,429              17,479
                                               ------------        ------------

        Net charge-offs                            (45,621)            (37,243)

  Provision charged to earnings                     45,689              43,389
                                               ------------        ------------
  Balance - end of period                    $     714,966       $     710,992
                                               ------------        ------------
                                               ------------        ------------

Ratio of net charge-offs to average
  loans:
    Commercial                                        0.30%               0.25%
    Commercial real estate                            0.02%               0.01%
    Residential real estate                           0.12%               0.13%
    Credit card                                       4.45%               4.67%
    Other Retail                                      0.46%               0.37%
                                                    -------             -------
  Total loans                                         0.36%               0.31%
                                                    -------             -------
                                                    -------             -------

Asset Quality

	As of March 31,2000, the allowance for loan losses was $715.0 million, or 1.42% of loans outstanding compared to 1.41% at December 31, 1999 and 1.46% a year earlier. The decrease from the prior year resulted from a change in the management of problem loans as a result of the Firstar merger when a more aggressive charge-off policy had been adopted. The allowance as a percentage of nonperforming loans was 322% at March 31, 2000 compared to 341% at December 31, 1999 and
309% a year earlier. Table 4 provides a summary of activity in the allowance for loan losses by type of loan. Net charge-offs totaled $45.6 million in the first quarter of 2000 compared with $37.2 million in the same period of last year. Annualized net charge-offs as a percent of average loans increased from .31% in the first quarter of 1999 to .36% in the first quarter of this year. Credit card net charge-offs decreased from 4.67% of average outstandings in 1999 to 4.45% in the first quarter of 2000. Commercial loan net charge-offs increased from a level of .25% of loans in 1999 to.30% in the same period of 2000. Other retail lending net charge-offs increased from .37% of average outstandings in 1999 to .46% in the current period.
Management anticipates the level of net charge-offs to trend higher over the remainder of 2000 with the continued emphasis on expanding retail lending.

	Nonperforming assets, as shown in Tables 5 and 6, were $241.8 million at March 31, 2000. This is an increase of $12.9 million from December 31, 1999 and a $15.5 million reduction from a year earlier. Measured as a percent of loans and other real estate, nonperforming assets have decreased from .53% at March 31, 1999 to .48% at March 31, 2000. Lower levels of retail nonaccrual loans and other real estate owned was partially offset by higher levels of commercial nonaccrual loans.

Capital Resources

	Total shareholders' equity was $6.27 billion at March 31, 2000, a decrease of $39.9 million from December 31, 1999 and $511.0 million from a year earlier. These declines are the result of strong core earnings offset by dividend payments, the merger-related charges, the stock repurchase program and unrealized losses on investment securities reflected in other comprehensive income. The tangible common ratio was 6.85% at March 31, 2000, compared to 6.83% at December 31, 1999 and 7.10% a year earlier. The ratio of total shareholders' equity to total assets was 8.58% at March 31, 2000 compared to 8.67% at December
31, 1999 and 9.21% at March 31, 1999.

	Banking industry regulators define minimum capital requirements for bank holding companies. At March 31, 2000, Firstar's Tier I and Total Risk-Based Capital ratios amounted to 8.04% and 10.67%, respectively well above the minimum requirements of 4.00% for Tier I and 8.00% for Total Risk-
Based Capital. This compares to Tier I and Total Risk-Based Capital ratios of 9.51% and 11.75% at March 31, 1999.
Regulatory authorities have also established a minimum leverage ratio of 4.00%, which is defined as Tier I equity to average quarterly assets. For the first quarter of 2000, the Firstar's average leverage ratio was 7.56% compared to 7.70% in the same quarter of 1999. These declines since 1999 were due to the stock repurchase program and changes in balance sheet mix of earning assets. These regulatory ratios continue to be in excess of stated "well capitalized" requirements.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 5 NONPERFORMING ASSETS
(dollars in thousands)



                                       March 31,       December 31,         March 31,
                                            2000               1999              1999
                                      ----------         ----------        ----------
Loans on nonaccrual status:
  Commercial                          $  112,402         $   89,168        $   94,953
  Residential mortgage                    36,198             36,806            50,106
  Commercial mortgage                     46,861             57,733            50,530
  Construction and land
    development                            7,107              6,309             9,583
  Retail loans                            16,771             17,980            22,223
                                      ----------         ----------        ----------
    Total nonaccrual loans               219,339            207,996           227,395

Loans which have been
  renegotiated                             2,609              1,664             2,898
                                      ----------         ----------        ----------

    Total nonperforming loans            221,948            209,660           230,293

Other real estate owned                   19,892             19,272            27,073
                                      ----------         ----------        ----------

    Total nonperforming
      assets                          $  241,840         $  228,932        $  257,366
                                      ----------         ----------        ----------
                                      ----------         ----------        ----------

Percentage of nonperforming
  loans to loans                           0.44%             0.41%              0.47%


Percentage of nonperforming
  assets to loans and other
  real estate owned                        0.48%             0.45%              0.53%



Loans past due 90 days
  or more                             $  141,155         $  122,760        $  136,575
                                      ----------         ----------        ----------
                                      ----------         ----------        ----------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 COMPOSITION OF NONPERFORMING LOANS
(dollars in thousands)

                                                                       March 31, 2000
                                             ---------------------------------------------------------------------
                                                        Nonperforming Loans                                90 Days
                                             ----------------------------------------
                                                                                                             or
                                                    Non-       Restruc-                  Percentage         More
                                                 accrual        tured         Total       of Loans        Past Due
                                             -----------     ----------  ----------     -----------  -------------
Commercial loans:

  Corporate                                  $   97,611      $    40     $  97,651        0.60 %     $   23,618

  Commercial leasing                             14,791          -          14,791        0.77              185
                                              ---------      -------     ---------                    ---------
    Total commercial loans                      112,402           40       112,442        0.62           23,803
                                              ---------      -------     ---------                    ---------

Real estate loans:

  Residential                                    36,198          -          36,198        0.55           47,569

  Commercial mortgage                            46,861        1,198        48,059        0.53           16,181

  Construction/land
    development                                   7,107          -           7,107        0.31            3,674
                                              ---------      -------     ---------                    ---------
    Total real estate loans                      90,166        1,198        91,364        0.51           67,424
                                              ---------      -------     ---------                    ---------

Retail loans:

  Other retail                                   12,081        1,371        13,452        0.13           24,813

  Credit cards                                    4,525          -           4,525        0.33           22,029

  Retail leasing                                    165          -             165        0.01            3,086
                                              ---------      -------     ---------                    ---------
    Total retail loans                           16,771        1,371        18,142        0.13           49,928
                                              ---------      -------     ---------                    ---------
    Total loans                              $  219,339      $ 2,609     $ 221,948        0.44 %     $  141,155
                                              ---------      -------     ---------      -------       ---------
                                              ---------      -------     ---------      -------       ---------


                                                                   December 31, 1999
                                             ---------------------------------------------------------------------
                                                        Nonperforming Loans                                90 Days
                                             ----------------------------------------
                                                                                                             or
                                                    Non-       Restruc-                  Percentage         More
                                                 accrual        tured         Total       of Loans        Past Due
                                             -----------     ----------  ----------     -----------  -------------
Commercial loans:

  Corporate                                  $   76,382      $    87     $  76,469        0.49 %     $   12,819

  Commercial leasing                             12,786          -          12,786        0.70               17
                                              ---------      -------     ---------                    ---------
    Total commercial loans                       89,168           87        89,255        0.51           12,836
                                              ---------      -------     ---------                    ---------

Real estate loans:

  Residential                                    36,806          -          36,806        0.42           47,778

  Commercial mortgage                            57,733        1,577        59,310        0.67           11,281

  Construction/land
    development                                   6,309          -           6,309        0.29            2,585
                                              ---------      -------     ---------                    ---------
    Total real estate loans                     100,848        1,577       102,425        0.52           61,644
                                              ---------      -------     ---------                    ---------

Retail loans:

  Other retail                                   12,563          -          12,563        0.12           25,827

  Credit cards                                    4,960          -           4,960        0.35           20,210

  Retail leasing                                    457          -             457        0.02            2,243
                                              ---------      -------     ---------                    ---------
    Total retail loans                           17,980          -          17,980        0.13           48,280
                                              ---------      -------     ---------                    ---------
    Total loans                              $  207,996      $ 1,664     $ 209,660        0.41 %     $  122,760
                                              ---------      -------     ---------      -------       ---------
                                              ---------      -------     ---------      -------       ---------


                                                                         March 31, 1999
                                             ---------------------------------------------------------------------
                                                        Nonperforming Loans                                90 Days
                                             ----------------------------------------
                                                                                                             or
                                                    Non-       Restruc-                  Percentage         More
                                                 accrual        tured         Total       of Loans        Past Due
                                             -----------     ----------  ----------     -----------  -------------
Commercial loans:

  Corporate                                  $   83,592      $    55     $  83,647        0.58 %     $   19,676

  Commercial leasing                             11,361          -          11,361        0.78              629
                                              ---------      -------     ---------                    ---------
    Total commercial loans                       94,953           55        95,008        0.60           20,305
                                              ---------      -------     ---------                    ---------

Real estate loans:

  Residential                                    50,106          -          50,106        0.47           58,860

  Commercial mortgage                            50,530        1,393        51,923        0.57            9,524

  Construction/land
    development                                   9,583          -           9,583        0.58            4,802
                                              ---------      -------     ---------                    ---------
    Total real estate loans                     110,219        1,393       111,612        0.52           73,186
                                              ---------      -------     ---------                    ---------

Retail loans:

  Other retail                                   19,725        1,450        21,175        0.24           19,882

  Credit cards                                    2,042          -           2,042        0.17           21,386

  Retail leasing                                    456          -             456        0.03            1,816
                                              ---------      -------     ---------                    ---------
    Total retail loans                           22,223        1,450        23,673        0.21           43,084
                                              ---------      -------     ---------                    ---------
    Total loans                              $  227,395      $ 2,898     $ 230,293        0.47 %     $  136,575
                                              ---------      -------     ---------      -------       ---------
                                              ---------      -------     ---------      -------       ---------

	On April 11, 2000, the Board of Directors approved an additional common stock repurchase program of 100 million shares to be completed during the next two years. The reacquired common shares will be held as treasury shares for reissuance for various corporate purposes, including employee stock option plans.


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

		  None


			     SIGNATURES
                             ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


FIRSTAR CORPORATION


May 15, 2000                /s/ Jerry A. Grundhofer
-----------------           ------------------------------------------
     Date                   Jerry A. Grundhofer
                            President and Chief Executive Officer

May 15, 2000                /s/ David M. Moffett
-----------------           ------------------------------------------
     Date                   David M. Moffett
                            Vice Chairman and Chief Financial Officer

May 15, 2000                /s/ James D. Hogan
-----------------           ------------------------------------------
     Date                   James D. Hogan
                            Executive Vice President and Controller