Form 10-Q/A
period 2000-03-31
FIRSTAR CORP /NEW/
filed 2000-06-01
CIK 1074023

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

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                           Three Months Ended
                                                                                March 31
                                                                           2000           1999
                                                                      ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                         $    307,799   $    287,624
   Adjustments:
      Depreciation and amortization                                         38,355         48,825
      Intangible amortization                                               30,185         30,314
      Provision for loan losses                                             45,689         43,389
      Net decrease in trading securities                                         0         20,118
      Provision for deferred taxes                                          51,192         52,280
      (Gain) / loss on sale of premises and equipment - net                  3,394           (471)
      Net gain on sale of assets                                            (7,080)        (3,627)
      Gain on sale on loans originated for sale                            (10,280)       (31,126)
      Proceeds from sale of loans originated for sale                      865,372      2,371,699
      Mortgage loans originated for sale on the secondary market          (899,221)    (1,942,748)
      Net change in other assets and liabilities                          (144,387)       158,025
                                                                      ------------   ------------
            Total adjustments                                              (26,781)       746,678
                                                                      ------------   ------------
            Net cash  provided by/(used in) operating activities           281,018      1,034,302
                                                                      ------------   ------------
Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities                3,798         18,571
      Proceeds from maturities of available-for-sale securities            326,933      1,383,067
      Proceeds from sales of available-for-sale securities               1,249,969      1,114,620
      Purchase of available-for-sale securities                         (2,063,794)    (2,192,202)
      Net increase in loans                                             (1,300,470)      (895,714)
      Proceeds from sales of loans                                         731,974         50,485
      Proceeds from sales of premises and equipment                          5,075          8,508
      Purchases of premises and equipment                                  (50,249)       (38,281)
      Purchases of corporate owned life insurance                                0        (80,000)
      Sale of banking offices, net of cash paid                            (78,211)             0
                                                                      ------------   ------------
            Net cash provided by/(used in) investing activities         (1,174,975)      (630,946)
                                                                      ------------   ------------
Cash Flows from Financing Activities:
      Net decrease in deposits                                            (327,666)    (1,722,004)
      Net increase/(decrease) in short-term borrowings                   1,054,247        (26,509)
      Principal payments on long-term debt                                (291,445)      (338,557)
      Proceeds from issuance of long-term debt                                   0        975,000
      Proceeds from issuance of common stock                                35,771         99,767
      Purchase of treasury stock                                          (182,917)       (25,692)
      Dividends paid                                                      (158,498)      (115,413)
                                                                      ------------   ------------
            Net cash provided by/(used in) financing activities            129,492     (1,153,408)
                                                                      ------------   ------------

Net decrease in cash and cash equivalents                                 (764,465)      (750,052)
Cash and cash equivalents at beginning of period                         4,185,201      4,605,484
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $  3,420,736   $  3,855,432
                                                                      ------------   ------------
                                                                      ------------   ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                        $    590,002   $    576,770
      Income taxes                                                          62,748         23,013

Transfer to foreclosed assets from loans                              $     17,234   $     22,916

Sales of Banking Offices
      Assets sold                                                     $     47,218   $          0
      Liabilities sold                                                $    135,438              0

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                                  First Quarter, 2000                     First Quarter, 1999
                                          -----------------------------------     -----------------------------------
                                                 Daily                Average            Daily                Average
                                               Average      Interest     Rate          Average      Interest     Rate
                                          ------------  ------------  -------     ------------  ------------  -------
ASSETS:
Commercial loans                          $ 17,628,570  $    363,194    8.28%     $ 15,772,329  $    295,607    7.59%
Real estate loans                           19,775,401       391,381    7.94        21,242,069       413,295    7.84
Retail loans                                13,741,066       305,728    8.95        11,351,255       256,120    9.15
                                          ------------   -----------              ------------   -----------
     Total loans                            51,145,037     1,060,303    8.33        48,365,653       965,022    8.06
Loans held for sale                            601,337        11,714    7.79         1,690,751        30,801    7.29
Investment securities                       13,405,028       233,308    6.96        15,418,800       251,214    6.52
Money market investments                       459,745         7,016    6.14           668,730         8,830    5.36
                                          ------------   -----------              ------------   -----------
     Total interest-
        earning assets                      65,611,147     1,312,341    8.03%       66,143,934     1,255,867    7.66%
Cash and due from banks                      3,134,887                               3,323,301
Allowance for loan losses                     (708,483)                               (704,922)
Other assets                                 4,503,247                               5,042,145
                                          ------------                            ------------
     Total assets                         $ 72,540,798                            $ 73,804,458
                                          ------------                            ------------
                                          ------------                            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW                           $ 10,137,597        43,244    1.72%     $ 10,870,882        50,303    1.88%
Money market deposit accounts               10,237,091       108,744    4.27        10,242,882        99,302    3.93
Time deposits                               21,766,233       288,289    5.33        21,644,170       277,611    5.20
Short-term borrowings                        8,290,510       111,839    5.43         7,024,965        77,729    4.49
Long-term debt                               4,911,336        78,342    6.40         5,850,703        81,395    5.62
                                          ------------   -----------              ------------   -----------
     Total interest-bearing
        liabilities                         55,342,767       630,458    4.58%       55,633,602       586,340    4.27%
Noninterest-bearing deposits                 9,664,982                              10,119,209
Other liabilities                            1,136,009                               1,288,416
Shareholders' equity                         6,397,040                               6,763,231
     Total liabilities and
       shareholders' equity               $ 72,540,798                            $ 73,804,458
                                          ------------                            ------------
                                          ------------                            ------------
Net interest revenue/margin                             $    681,883    4.17%                   $    669,527    4.07%
                                                         -----------                             -----------
                                                         -----------                             -----------
Interest rate spread                                                    3.45                                    3.39

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Substitute the following paragraph for the fifth paragraph on page 15:

	Total loans were $50.3 billion at March 31, 2000 compared to $50.6 billion at year-end 1999. Residential real estate loans have declined reflecting management's decision to transfer $1.7 billion of the residential loan portfolio to loans held for sale. Excluding residential real estate loans, total loans increased $1.8 billion, or 4.4%, since December 31, 1999. Specifically, retail loans, which include such areas as installment lending, auto leasing and credit card services have increased $724 million, or 5.4%, led by a $496 million, or 24.7%, increase in retail leases. Specialized lending and corporate loans increased $812 million or 4.7% since December 31, 1999. Commercial and construction real estate loans increased $296 million or 2.7% since December 31, 1999. In the third quarter of 1998, Firstar established a loan conduit, Stellar Funding Group, Inc. At
March 31, 2000, $1.8 billion of short term, high quality, low yielding commercial loans had been funded in the conduit compared to $1.7 billion at December 31, 1999.


Substitute the following paragraph for the first paragraph on page 18:

	The net interest margin increased by ten basis points to 4.17% in the first quarter of 2000 compared to the first quarter of 1999. The yield on total earning assets rose by 37 basis points to 8.03%. Likewise, the yield on total loans increased by 27 basis points reflecting generally market driven forces. The comparable rate paid on interest bearing liabilities increased by 31 basis points similarly reflecting higher market rates and more reliance on higher cost purchased funds. Interest spread, the difference between the rate earned on total earning assets and the rate paid on interest bearing liabilities increased by 6 basis points. The contribution of interest free funds to the net interest margin increased by four basis points producing the net increase to the margin of ten basis points. Tables 1 provides detailed information on the average balances, interest income/expense and earned or paid.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



FIRSTAR CORPORATION


June 1, 2000			 /s/ James D. Hogan
------------------               ---------------------------------
     Date                        James D. Hogan
                                 Executive Vice President and
                                 Controller