Form 10-Q
period 2000-06-30
FIRSTAR CORP /NEW/
filed 2000-08-15
CIK 1074023

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED June 30, 2000    COMMISSION FILE NUMBER 1-2981




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

As of July 31, 2000, 958,208,593 shares of common stock were outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2000

								  Page
Table of Contents                                               Number
----------------------------------------------------------------------
Part I. Financial Information:
	Financial Highlights.........................................3
	Item 1. Financial Statements:
		Consolidated Financial Statements ...................4
		Notes to Consolidated Financial Statements ..........8
	Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......15
	Item 3. Quantitative and Qualitative Disclosures
		About Market Risk ..................................17

Part II. Other Information:
	Item 1. Legal Proceedings.................................none
	Item 2. Changes in Securities.............................none
	Item 3. Defaults Upon Senior Securities...................none
	Item 4. Submission of Matters to a Vote of
		Security Holders..................................none
	Item 5. Other Information.................................none
	Item 6. Exhibits and Reports on Form 8-K....................27

Signatures..........................................................27

PART I  FINANCIAL INFORMATION
FIRSTAR CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)


                                                    Second Quarter                         Six Months Ended June 30,
                                     -----------------------------------------    -----------------------------------------
                                                                       Percent                                      Percent
                                              2000             1999     Change             2000             1999     Change
                                     -------------    -------------   --------    -------------    -------------   --------
Net income                           $     316,743    $     291,289        8.7 %  $     624,542    $     578,913        7.9 %

Per share:
  Basic earnings per common share    $        0.33    $        0.29       13.8 %  $        0.64    $        0.58       10.3 %
  Diluted earnings per common share           0.32             0.29       10.3             0.64             0.57       12.3
  Common stock cash dividends
    declared                                0.1625             0.10       62.5           0.3250             0.20       62.5
  Book value per common share                 6.46             6.74       (4.2)            6.46             6.74       (4.2)
  Market value per common share              21.06            29.83      (29.4)           21.06            29.83      (29.4)

Average balances:
  Total assets                       $  74,005,527    $  73,921,886        0.1 %  $  73,273,162    $  73,770,541       (0.7)%
  Earning assets                        66,789,034       66,289,421        0.8       66,200,091       66,217,080       (0.0)
  Loans                                 51,413,536       49,180,220        4.5       51,279,286       48,775,187        5.1
  Deposits                              52,762,280       52,369,235        0.8       52,284,091       52,621,784       (0.6)
  Total shareholders' equity             6,321,061        6,843,721       (7.6)       6,359,055        6,803,840       (6.5)

Ratios:
  Return on average assets                    1.72%            1.58%                       1.71%            1.58%
  Return on average equity                   20.15            17.07                       19.75            17.16
  Average total shareholders' equity
    to average total assets                   8.54             9.26                        8.68             9.22

  Risk-based capital ratios:
    Tier 1                                    7.90             9.22                        7.90             9.22
    Total                                    10.92            11.36                       10.92            11.36
  Leverage - average assets (a)               7.29             7.80                        7.29             7.80

  Net interest margin                         4.12             4.09                        4.14             4.09
  Noninterest expense to net revenue         48.05            52.03                       48.27            51.83
  Noninterest income as a percent
    of net revenue                           35.14            34.26                       34.89            33.96
  Net income to net revenue                  29.95            28.27                       29.73            28.39
Excluding Merger Related Charges:
  Net income                         $     361,343    $     310,736       16.3 %  $     703,742    $     608,045       15.7 %
  Noninterest expense                      441,189          506,022      (12.8)         895,115        1,011,865      (11.5)
  Basic earnings per common share             0.37             0.31       19.4             0.72             0.61       18.0
  Diluted earnings per common share           0.37             0.31       19.4             0.72             0.60       20.0
  Return on average assets                    1.96%            1.69%                       1.93%            1.66%
  Return on average equity                   22.99            18.21                       22.26            18.02
  Noninterest expense to net revenue         41.72            49.11                       42.61            49.62

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)


                                                         June 30,         December 31,
                                                             2000                 1999
                                                    -------------        -------------
ASSETS:
Cash and due from banks                             $   3,502,277        $   3,288,291
Money market investments                                  260,923              896,910
Investment securities:
  Available-for-sale                                   12,756,055           12,919,413
  Held-to-maturity (market value of $254,251
    at June 30, 2000, $200,310 at December
    31, 1999)                                             245,317              194,454
                                                     ------------         ------------
  Total securities                                     13,001,372           13,113,867
Loans held for sale                                     1,501,860              624,680
Loans:
  Commercial loans                                     18,824,205           17,346,596
  Real estate loans                                    18,151,027           19,815,017
  Retail loans                                         15,171,619           13,464,395
                                                     ------------         ------------
    Total loans                                        52,146,851           50,626,008
          Allowance for loan losses                       717,631              714,898
                                                     ------------         ------------
    Net loans                                          51,429,220           49,911,110
Premises and equipment                                  1,008,170            1,002,887
Acceptances - customers' liability                         15,913               15,149
Other assets                                            3,710,066            3,934,939
                                                     ------------         ------------
    Total assets                                    $  74,429,801        $  72,787,833
                                                     ------------         ------------
                                                     ------------         ------------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits                      $   9,842,403        $  10,299,994
  Interest-bearing deposits                            42,880,129           41,586,417
                                                     ------------         ------------
      Total deposits                                   52,722,532           51,886,411
Short-term borrowings                                   9,666,931            8,302,019
Long-term debt                                          4,481,685            5,038,383
Acceptances outstanding                                    15,913               15,149
Other liabilities                                       1,336,259            1,237,235
                                                     ------------         ------------
    Total liabilities                                  68,223,320           66,479,197

SHAREHOLDERS' EQUITY:
Common stock:
  Shares authorized - 2,000,000,000 at June 30,
    2000 and December 31, 1999.
  Shares issued - 984,397,677 at June 30,
    2000 and 984,579,636 at December 31, 1999.              9,844                9,846
Surplus                                                 1,879,301            1,926,239
Retained earnings                                       4,971,621            4,660,463
Treasury stock, at cost - 23,972,502 shares at
  June 30, 2000 and 9,033,176 shares at
  December 31, 1999.                                     (531,854)            (192,894)
Accumulated other comprehensive income                   (122,431)             (95,018)
                                                     ------------         ------------
    Total shareholders' equity                          6,206,481            6,308,636
                                                     ------------         ------------
    Total liabilities and shareholders' equity      $  74,429,801        $  72,787,833
                                                     ------------         ------------
                                                     ------------         ------------

The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                     Second Quarter             Six Months Ended June 30,
                                            ------------------------------    -----------------------------
                                                  2000            1999             2000            1999
                                            --------------  --------------    --------------  -------------
INTEREST INCOME:
Interest and fees on loans                  $    1,094,152  $      978,116    $    2,153,339  $   1,939,819
Interest and fees on loans held for sale            34,318          22,320            46,032         53,121
Interest on investment securities:
  Taxable                                          204,541         210,990           403,906        427,735
  Non-taxable                                       21,523          23,168            44,352         46,867
Interest on trading securities                           1           2,814                (1)         5,378
Interest on money market investments                 6,179           6,778            13,197         13,032
                                               -----------     -----------       -----------    -----------
  Total interest income                          1,360,714       1,244,186         2,660,825      2,485,952
                                               -----------     -----------       -----------    -----------
INTEREST EXPENSE:
Interest on deposits                               473,746         413,227           914,023        840,444
Interest on short-term borrowings                  139,957          84,668           251,796        162,397
Interest on long-term debt                          72,424          82,880           150,766        164,275
                                               -----------     -----------       -----------    -----------
  Total interest expense                           686,127         580,775         1,316,585      1,167,116
                                               -----------     -----------       -----------    -----------
    Net interest income                            674,587         663,411         1,344,240      1,318,836

Provision for loan losses                           51,054          44,838            96,743         88,227
                                               -----------     -----------       -----------    -----------
    Net interest income after
      provision for loan losses                    623,533         618,573         1,247,497      1,230,609
                                               -----------     -----------       -----------    -----------
NONINTEREST INCOME:
Trust income                                       113,365         106,804           227,211        208,301
Mortgage banking income                             41,853          42,015            78,148         81,473
Retail deposit income                               55,235          48,515           103,070         93,904
Cash management income                              36,906          34,568            72,661         67,234
Credit card income                                  34,572          28,185            64,245         52,455
ATM Income                                          11,231           9,575            23,172         17,933
Investment securities gains - net                        3           3,283                14         16,244
All other income                                    78,409          80,069           164,301        154,983
                                               -----------     -----------       -----------    -----------
  Total noninterest income                         371,574         353,014           732,822        692,527
                                               -----------     -----------       -----------    -----------
NONINTEREST EXPENSE:
Salaries                                           180,314         219,475           373,624        434,315
Pension and other employee benefits                 23,747          40,837            53,127         86,307
Equipment expense                                   35,201          38,130            70,822         73,883
Occupancy expense - net                             40,486          40,411            80,614         83,809
All other expense                                  161,441         167,169           316,928        333,551
                                               -----------     -----------       -----------    -----------
                                                   441,189         506,022           895,115      1,011,865
Merger related charges                              66,900          30,100           118,800         45,100
                                               -----------     -----------       -----------    -----------
  Total noninterest expense                        508,089         536,122         1,013,915      1,056,965
                                               -----------     -----------       -----------    -----------

INCOME BEFORE TAX                                  487,018         435,465           966,404        866,171
Income tax                                         170,275         144,176           341,862        287,258
                                               -----------     -----------       -----------    -----------
NET INCOME                                  $      316,743  $      291,289    $      624,542  $     578,913
                                               -----------     -----------       -----------    -----------
                                               -----------     -----------       -----------    -----------

PER SHARE:
Basic earnings per common share             $         0.33  $         0.29    $         0.64  $        0.58
Diluted earnings per common share                     0.32            0.29              0.64           0.57
Common stock cash dividends declared                0.1625            0.10            0.3250           0.20

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)


                                                                                   Accumulated
                                                                                         Other
                               Common                     Retained     Treasury  Comprehensive          Total
                                Stock       Surplus       Earnings        Stock         Income         Equity
                            ---------  ------------   ------------  -----------  -------------   ------------
Balance, January 1, 1999    $   9,876  $  2,170,024   $  4,302,420  $   (19,659)   $   141,007   $  6,603,668

 Net income                                                578,913                                    578,913

 Unrealized loss
  on securities
  available for sale                                                                  (364,973)      (364,973)

 Reclassification
   adjustment for gains
   realized in net income                                                              (16,244)       (16,244)

 Income taxes                                                                          134,566        134,566
                                                                                                  -----------
 Comprehensive income                                                                                 332,262

 Cash dividends declared
  on common stock                                         (239,323)                                  (239,323)

 Issuance of common stock
  and treasury shares              73        84,080                      55,300                       139,453

 Purchase of treasury
  stock                                                                (171,241)                     (171,241)

 Shares reserved to meet
  deferred compensation
  obligations                                 1,831                      (1,831)                           --

 Amortization of stock
  awards                                      2,251                                                     2,251
                             --------   -----------    -----------   ----------     ----------    -----------
Balance, June 30, 1999      $   9,949  $  2,258,186   $  4,642,010  $  (137,431)   $  (105,644)  $  6,667,070
                             --------   -----------    -----------   ----------     ----------    -----------
                             --------   -----------    -----------   ----------     ----------    -----------


Balance, January 1, 2000    $   9,846  $  1,926,239   $  4,660,463  $  (192,894)   $   (95,018)  $  6,308,636

 Net income                                                624,542                                    624,542

 Unrealized loss
  on securities
  available for sale                                                                   (42,018)       (42,018)

 Reclassification
   adjustment for gains
   realized in net income                                                                  (14)           (14)

 Income taxes                                                                           14,619         14,619
                                                                                                  -----------
 Comprehensive income                                                                                 597,129

 Cash dividends declared
  on common stock                                         (313,384)                                  (313,384)

 Issuance of common stock
  and treasury shares              (2)      (54,264)                    152,274                        98,008

 Purchase of treasury
  stock                                                                (485,014)                     (485,014)

 Shares reserved to meet
  deferred compensation
  obligations                                 6,220                      (6,220)                           --

 Amortization of stock
  awards                                      1,106                                                     1,106
                             --------   -----------    -----------   ----------     ----------    -----------
Balance, June 30, 2000      $   9,844  $  1,879,301   $  4,971,621  $  (531,854)   $  (122,431)  $  6,206,481
                             --------   -----------    -----------   ----------     ----------    -----------
                             --------   -----------    -----------   ----------     ----------    -----------

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                            Six Months Ended
                                                                                 June 30
                                                                           2000           1999
                                                                      ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                         $    624,542   $    578,913
   Adjustments:
      Depreciation and amortization                                         72,044         87,680
      Intangible amortization                                               60,199         60,723
      Provision for loan losses                                             96,743         88,228
      Net decrease in trading securities                                         0         39,136
      Provision for deferred taxes                                         109,601         66,236
      (Gain) / loss on sale of premises and equipment - net                  7,040         (1,189)
      Net (gain) / loss on sale of assets                                    4,965        (16,691)
      Proceeds from sale of loans originated for sale                    2,444,503      4,539,038
      Mortgage loans originated for sale on the secondary market        (2,576,436)    (3,692,676)
      Net change in other assets and liabilities                           144,975         70,211
                                                                      ------------   ------------
            Total adjustments                                              363,634      1,240,696
                                                                      ------------   ------------
            Net cash  provided by/(used in) operating activities           988,176      1,819,609
                                                                      ------------   ------------
Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities               11,910         70,175
      Proceeds from maturities of available-for-sale securities            695,127      2,707,746
      Proceeds from sales of available-for-sale securities               5,321,333      1,379,789
      Purchase of held-to-maturity securities                              (23,690)       (19,978)
      Purchase of available-for-sale securities                         (5,880,981)    (3,487,620)
      Net increase in loans                                             (3,999,030)    (2,328,184)
      Proceeds from sales of loans                                       1,574,187        144,214
      Proceeds from sales of premises and equipment                          7,424         15,631
      Purchases of premises and equipment                                  (88,579)       (89,593)
      Purchases of corporate owned life insurance                                0        (80,000)
      Sale of banking offices, net of cash paid                            (78,211)      (110,401)
                                                                      ------------   ------------
            Net cash provided by/(used in) investing activities         (2,460,510)    (1,798,221)
                                                                      ------------   ------------
Cash Flows from Financing Activities:
      Net increase/(decrease) in deposits                                  970,718     (1,707,952)
      Net increase/(decrease) in short-term borrowings                   1,364,912        902,949
      Principal payments on long-term debt                                (856,698)      (899,474)
      Proceeds from issuance of long-term debt                             298,626      1,210,000
      Proceeds from issuance of common stock                                73,917        129,864
      Purchase of treasury stock                                          (485,014)      (171,242)
      Dividends paid                                                      (316,128)      (234,474)
                                                                      ------------   ------------
            Net cash provided by/(used in) financing activities          1,050,333       (770,329)
                                                                      ------------   ------------

Net decrease in cash and cash equivalents                                 (422,001)      (748,941)
Cash and cash equivalents at beginning of period                         4,185,201      4,605,484
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $  3,763,200   $  3,856,543
                                                                      ------------   ------------
                                                                      ------------   ------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                        $  1,271,597   $  1,179,497
      Income taxes                                                         214,914        141,445

Transfer to foreclosed assets from loans                              $     39,164   $     36,287

Sales of Banking Offices
      Assets sold                                                     $     47,218   $      4,503
      Liabilities sold                                                $    135,438        120,810

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

Note 2.  Investment Securities
------------------------------
	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at June 30, 2000 and
December 31, 1999.  (dollars in thousands)

	                                   June 30, 2000                               December 31, 1999
                             ------------------------------------------     ------------------------------------------
                              Amortized      Unrealized          Market       Amortized      Unrealized         Market
	                           Cost    Gains    Losses        Value            Cost    Gains    Losses       Value
                             ----------  -------   -------  -----------     -----------  -------   -------  ----------
Held-to-Maturity
----------------
Mortgage-backed
  securities		     $   41,027	$     -- $     --  $    41,027	   $    45,411	$    --  $    --  $    45,411
Obligations of state and
  political subdivisions        204,290	   8,934       --      213,224         149,043	  5,856	      --      154,899
                             ----------  -------  -------  -----------      ----------  -------  -------  -----------
  Total held-to-
	maturity securities  $  245,317	$  8,934 $     --  $   254,251	   $   194,454	$ 5,856	 $    --  $   200,310
                             ----------  -------  -------  -----------      ----------  -------  -------  -----------
                             ----------  -------  -------  -----------      ----------  -------  -------  -----------


	                                   June 30, 2000                               December 31, 1999
                             ------------------------------------------      ------------------------------------------
                              Amortized      Unrealized          Market       Amortized      Unrealized          Market
		                   Cost    Gains    Losses        Value            Cost    Gains    Losses        Value
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies                  $ 1,090,420 $  3,882 $ (15,202) $ 1,079,100     $ 1,787,717 $ 10,505 $ (12,210) $ 1,786,012
Mortgage-backed
  securities		      6,940,411   17,663  (125,496)   6,832,578       6,654,624   19,880  (119,652)   6,554,852
Obligations of state and
  political subdivisions      1,456,897    9,914    (9,948)   1,456,863       1,598,685   14,860    (9,650)   1,603,895
Other debt securities	      2,802,746    1,354   (70,449)   2,733,651       1,792,296        1   (50,061)   1,742,236
Money market mutual funds       193,057	      --        --      193,057         437,058       --	--      437,058
Federal Reserve/FHLB
  stock and other
  equity securities	        460,930       --      (124)	460,806 	795,407       17       (64)     795,360
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------
  Total available-for-
      sale securities	    $12,944,461 $ 32,813 $(221,219) $12,756,055     $13,065,787 $ 45,263 $(191,637) $12,919,413
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------

Note 3. Loans
-------------
	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of June 30, 2000 and December 31, 1999.
(dollars in thousands)

		 		 		     June 30, 	       December 31,
						         2000       	       1999
                                                -------------          ------------
Commercial loans:
	 Corporate loans			  $15,019,753           $13,848,385
	 Asset-based lending 	                    1,493,636             1,326,741
	 Commercial leasing 			    2,014,932 		  1,816,250
	 Industrial revenue bonds 		      295,884               355,220
                                                  -----------           -----------
			Total commercial loans 	   18,824,205            17,346,596
                                                  -----------           -----------
Real estate loans:
 	Residential mortgage 		            6,590,163		  8,779,037
	Commercial mortgage  			    9,072,117	  	  8,851,504
	Construction and land development 	    2,488,747             2,184,476
                                                  -----------           -----------
			Total real estate loans    18,151,027            19,815,017
                                                  -----------           -----------
Retail loans:
	Installment 	                           10,695,948	         10,053,901
	Credit cards			            1,443,327		  1,403,655
	Retail leasing 				    3,032,344             2,006,839
                                                  -----------           -----------
			Total retail loans 	   15,171,619            13,464,395
                                                  -----------           -----------
			Total loans               $52,146,851           $50,626,008
                                                  -----------           -----------
                                                  -----------           -----------

Note 4.  Impaired Loans
-----------------------
	The following table shows Firstar's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No.
118) at June 30, 2000 and December 31, 1999.  (dollars in thousands)

                                               June 30, 2000                   December 31, 1999
                                         ---------------------------      ------------------------
					   Recorded  	   Valuation	    Recorded	 Valuation
					 Investment 	   Allowance	  Investment	 Allowance
                                         ----------      -----------      ----------    ----------
Impaired Loans:
	Valuation allowance required	$    31,453 	$      8,035	 $    21,696   $     8,218
	No valuation allowance required	    150,314 	          --	     131,514	        --
                                         ----------      -----------      ----------    ----------
		Total impaired loans	$   181,767 	$      8,035	 $   153,210   $     8,218
                                         ----------      -----------      ----------    ----------
                                         ----------      -----------      ----------    ----------

	The average recorded  investment in impaired loans for the six months ended
June 30, 2000 was $166.8 million, compared to $157.4 million for the same period in
1999.  As a general policy, Firstar applies both principal and interest payments received on impaired loans as a reduction of principal.

Note 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (dollars in thousands)
				 		  Six Months Ended
					               June 30,
                                                --------------------
					          2000        1999
                                                --------    --------
Balance - beginning of period 		        $714,898    $704,846
  Loans charged-off 				(133,402)   (112,999)
  Recoveries on loans previously charged-off      39,392      34,356
                                                --------    --------
      Net charge-offs 				 (94,010)    (78,643)
  Provision charged to earnings                   96,743      88,227
                                                --------    --------
Balance - end of period 			$717,631    $714,430
                                                --------    --------
                                                --------    --------

Note 6.  Deposits
-----------------
	The following table summarizes the composition of deposits of Firstar as of
June 30, 2000 and December 31, 1999.  (dollars in thousands)

                                                 June 30,  December 31,
                                                     2000          1999
                                            -------------  ------------


Noninterest-bearing deposits                  $ 9,842,403   $10,299,994
Interest-bearing deposits:
  Savings					3,120,312     3,349,308
  NOW accounts					6,576,784     6,980,734
  Money market deposit accounts			9,791,418    10,263,894
  Time deposits $100,000 and over - domestic	4,543,126     3,753,526
  Foreign deposits $100,000 and over	        2,316,983       773,926
  All other deposits			       16,531,506    16,465,029
                                              -----------   -----------
    Total interest-bearing deposits	       42,880,129    41,586,417
                                              -----------   -----------
    Total deposits			      $52,722,532   $51,886,411
                                              -----------   -----------
                                              -----------   -----------

Note 7. Merger Related Charges
------------------------------

	Firstar recorded merger and integration charges of $118.8 million in the first six months of 2000 and $45.1 million in the first six months of 1999. The components of the charges are shown below. Firstar expects to incur additional merger-related expenses in connection with the combining of operations of Firstar Corporation and Mercantile Bancorporation, Inc.
(dollars in thousands)

                                                                               Six Months
                                                                                 Ended
                                            Six Months Ended June 30, 2000   June 30, 1999
                             ---------------------------------------------   -------------
                               Firstar/         Firstar/                        Firstar/
                                 Star          Mercantile                         Star
                                Merger           Merger            Total         Merger
                             -----------      -----------      -----------    -----------
Severance and related costs  $     9,883      $    17,351      $    27,234    $     8,739
Fixed asset write-downs               31            4,845            4,876            674
System conversions                15,313           58,751           74,064         33,575
Gain on sale of branches              --          (11,507)         (11,507)            --
Other merger-related charges      10,573           13,560           24,133          2,112
                              ----------       ----------       ----------     ----------
   Total                     $    35,800      $    83,000      $   118,800    $    45,100
                              ----------       ----------       ----------     ----------
                              ----------       ----------       ----------     ----------

The following table presents a summary of activity with respect to the merger related accrual:

                               Firstar/      Firstar/
                              Mercantile       Star
                                Merger        Merger       Other         Total
                              -----------  -----------  -----------  -----------
Balance at December 31, 1999  $    21,154  $        --  $    10,173  $    31,327

Merger-related charge              83,000       35,800           --      118,800
Cash payments                     (78,433)     (35,800)      (1,041)    (115,274)
Noncash write-downs               (20,508)          --           27      (20,481)
                               ----------   ----------   ----------   ----------
Balance at June 30, 2000      $     5,213  $        --  $     9,159  $    14,372
                               ----------   ----------   ----------   ----------
                               ----------   ----------   ----------   ----------

Note 8.  Mortgage Servicing Assets
----------------------------------

	Mortgage servicing rights are capitalized based upon their fair value at the time a loan is sold. Impairment testing is performed on a quarterly basis in accordance with SFAS No. 125.

	The fair value of capitalized mortgage servicing rights was $256.4 million on June 30, 2000 and $269.1 million on December 31, 1999. Firstar serviced $19.0 billion of mortgage loans for other investors as of June 30, 2000 compared with $19.5 billion as of December 31, 1999.

	Changes in capitalized mortgage servicing rights at June 30, 2000 and December 31, 1999 are summarized in the following table. (dollars in thousands)

					  June 30,	December 31,
			                      2000    	        1999
                                     -------------      ------------
Mortgage Servicing Assets:
Balance at beginning of year		 $ 212,297         $ 232,105
   Amount added in acquisitions			--               811
   Amount capitalized			    57,490           169,678
   Amortization				   (17,352)	     (46,808)
   Sales				   (43,156)	    (143,489)
   Impairment				      (558)               --
                                         ---------         ---------
     Balance at end of period 	         $ 208,721         $ 212,297
                                         ---------         ---------
                                         ---------         ---------

Note 9.  Earnings Per Share
---------------------------

	The following table shows the amounts used in the computation of basic and diluted earnings per common share, in accordance with SFAS No. 128, for the three and six months ended June 30, 2000 and 1999. (dollars in thousands)

				        Three Months Ended             Six Months Ended
                                              June 30,                     June 30,
                                       ---------------------        ---------------------
				            2000        1999             2000  	     1999
                                       ---------   ---------        ---------   ---------
Net income			        $316,743    $291,289   	     $624,542    $578,913

Weighted average shares (000s):
Common shares				 968,446     992,496	      971,758	  991,843
Options and stock plans          	  10,932      17,173           10,225	   16,835
                                       ---------   ---------        ---------   ---------
Weighted average diluted common shares	 979,378   1,009,669          981,983   1,008,678
                                       ---------   ---------        ---------   ---------
                                       ---------   ---------        ---------   ---------

Basic earnings per common share          $  0.33     $  0.29         $  0.64     $  0.58
                                         -------     -------         -------     -------
                                         -------     -------         -------     -------

Diluted earnings per common share        $  0.32     $  0.29         $  0.64     $  0.57
                                         -------     -------         -------     -------
                                         -------     -------         -------     -------


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

	Consumer banking provides deposit, installment and credit card lending, mortgage banking, leasing, investment, payment systems, personal financial management and other financial services to individuals and small businesses. These services are provided through retail branch offices, ATMs, voice banking, PC and video banking options.

	Wholesale banking provides traditional business lending, asset-based lending, commercial real estate loans, equipment financing, cash management services and international trade services to businesses and governmental entities.

	Trust provides asset management services, comprehensive employee benefit plan services, mutual fund custody and corporate bond and stock transfer services.

	Treasury includes the net effect of transfer pricing of interest income and expense along with the operating results of the investment securities and residential loan portfolios.

	All revenue and expenses of administrative and support functions have been allocated to the primary business segments. Certain asset and liability balances have been reclassified between business segments during the second quarter of 2000. Additionally, the allocation methods used for administrative and support functions were altered in the second quarter. Prior period segment data has been restated to be comparable to the current period presentation.

                                                      For the quarter ended June 30, 2000
                           -------------------------------------------------------------------------------------------
                                                                                               Merger-
                               Consumer    Wholesale                                           Related
                                Banking      Banking      Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   475,413  $   184,410  $     5,629  $    20,393  $   685,845  $        --  $    685,845
Provision for loan losses       41,187        9,839       (2,242)       2,270       51,054           --        51,054
Noninterest income             194,323       53,389      111,959       11,903      371,574           --       371,574
Noninterest expense            317,347       58,757       55,137        9,948      441,189       66,900       508,089
Income taxes*                  112,235       61,026       23,332        7,240      203,833      (22,300)      181,533
----------------------------------------------------------------------------------------------------------------------
     Net income            $   198,967  $   108,177  $    41,361  $    12,838  $   361,343  $   (44,600) $    316,743
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,084  $    19,897  $        13  $     6,240  $    51,414
   Total assets                 31,702       22,897          193       19,214       74,006
   Deposits                     43,037        5,249          546        3,930       52,762
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                      For the quarter ended June 30, 1999
                           -------------------------------------------------------------------------------------------
                                                                                               Merger-
                               Consumer    Wholesale                                           Related
                                Banking      Banking      Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   460,131  $   182,149  $     5,467  $    29,550  $   677,297  $       --   $    677,297
Provision for loan losses       34,117       10,085          179          457       44,838          --         44,838
Noninterest income             191,684       45,216      110,313        5,801      353,014          --        353,014
Noninterest expense            374,047       66,624       57,502        7,849      506,022      30,100        536,122
Income taxes*                   85,740       53,015       20,445        9,515      168,715     (10,653)       158,062
----------------------------------------------------------------------------------------------------------------------
     Net income            $   157,911  $    97,641  $    37,654  $    17,530  $   310,736  $  (19,447)  $    291,289
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,151  $    17,006  $         6  $     6,435  $    49,180
   Total assets                 29,539       18,547          119       25,135       73,922
   Deposits                     44,439        5,932          327        1,671       52,369
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                      For the year through June 30, 2000
                           -------------------------------------------------------------------------------------------
                                                                                               Merger-
                               Consumer    Wholesale                                           Related
                                Banking      Banking      Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   949,379  $   367,209  $    12,112  $    39,029  $ 1,367,729  $        --  $  1,367,729
Provision for loan losses       76,134       19,279       (2,253)       3,583       96,743           --        96,743
Noninterest income             376,877      106,151      224,812       24,982      732,822           --       732,822
Noninterest expense            654,124      116,346      107,350       17,295      895,115      118,800     1,013,915
Income taxes*                  217,691      123,358       48,150       15,752      404,951      (39,600)      365,351
----------------------------------------------------------------------------------------------------------------------
     Net income            $   378,307  $   214,377  $    83,677  $    27,381  $   703,742  $   (79,200) $    624,542
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,660  $    19,357  $        24  $     6,238  $    51,279
   Total assets                 30,725       21,581          315       20,652       73,273
   Deposits                     43,317        5,361          600        3,006       52,284
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                      For the year through June 30, 1999
                           -------------------------------------------------------------------------------------------
                                                                                               Merger-
                               Consumer    Wholesale                                           Related
                                Banking      Banking      Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   937,585  $   353,987  $    11,925  $    43,327  $ 1,346,824  $       --   $  1,346,824
Provision for loan losses       64,856       21,645         (143)       1,869       88,227           --         88,227
Noninterest income             366,244       89,561      215,491       21,231      692,527          --        692,527
Noninterest expense            751,711      130,809      112,663       16,682    1,011,865      45,100      1,056,965
Income taxes*                  171,821      102,647       40,515       16,223      331,206     (15,960)       315,246
----------------------------------------------------------------------------------------------------------------------
     Net income            $   315,441  $   188,447  $    74,381  $    29,784  $   608,053  $  (29,140)  $    578,913
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    24,940  $    16,646  $         5  $     7,184  $    48,775
   Total assets                 29,527       18,155          135       25,954       73,771
   Deposits                     44,795        5,913          327        1,587       52,622
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

	Net income of Firstar Corporation ("Firstar") for the quarter ended June 30, 2000 was $316.7 million compared with $291.3 million in the second quarter of 1999. Diluted earnings per common share was $.32 for the second quarter of 2000, compared to $.29 for the same period of the prior year. Net income for the first half of 2000 was $624.5 million compared with $578.9 million in the same period of 1999. Diluted earnings per share for the first half of 2000 was $.64 compared to $.57 in the same period of 1999.

	Net income before merger-related charges was $361.3 million in the second quarter of 2000, a 16.3 % increase over the $310.7 million in the same period of last year. Net income before merger related charges for the first half of 2000 was $703.7 million, a 15.7% increase over the $608.0 million in the same period of last year. The corresponding diluted earnings per share before merger-related charges was $.37 in the second quarter of 2000, compared to $.31 in the same quarter of last year, an increase of 19.4%. Diluted earnings per share before merger charges for the first half of 2000 was $.72, a 20.0% increase over the $.60 of the same period last year. Return on average assets before merger-related charges was 1.96% in the second quarter of 2000 compared to 1.69% in the same period of last year and 1.93% for the first half of 2000 compared to 1.66% for the same period of last year. Return on average equity before merger-related charges was 22.99% in the second quarter of 2000 compared to 18.21% in the same period of last year and 22.26% for the first half of 2000 compared to 18.02% for the same period of last year.

	The improvement in net income before merger-related charges for both the quarter and first half of 2000 resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs.

	Total assets at June 30, 2000 were $74.4 billion compared to $72.8 billion at December 31, 1999, while total earning assets were $66.9 billion at June 30, 2000 compared to $65.3 billion at last year-end. Continued restructuring of the balance sheet occurred during the first half of 2000 with the sale of residential mortgage loans from the loan portfolio and changes in the mix of investment securities. Loan growth was strong in both the commercial and retail portfolios during the period. On the liability side of the balance sheet, short-term borrowings increased during the period to fund earning asset growth and the stock buyback program.

	Total loans were $52.1 billion at June 30, 2000 compared to $50.6 billion at year-end 1999. Residential real estate loans have declined reflecting management's decision to sell $1.7 billion of the residential loan portfolio. Excluding residential real estate loans, total loans increased
$3.7 billion, or 8.9%, since December 31, 1999. Specifically, retail loans, which include such areas as installment lending, auto leasing and credit card services have increased $1.7 billion, or 12.7%, led by a $1.0 billion, or 51.1%, increase in retail leases. Specialized lending and corporate loans increased $1.5 billion or 8.5% since December 31, 1999. Commercial and construction real estate loans increased $525 million or 4.87% since December 31, 1999. In the third quarter of 1998, Firstar established a loan conduit, Stellar Funding Group, Inc. At June 30, 2000, $2.3 billion of short term, high quality, low yielding commercial loans had been funded in the conduit compared to $1.7 billion at December 31, 1999.

	Total investment securities were $13.0 billion at June 30, 2000 compared to $13.1 billion at year-end 1999. At June 30, 2000 the net unrealized loss on available for sale securities was $188.4 million and the related after tax decrease to shareholders' equity was $122.4 million. Loans held for sale were $ 1.5 billion at June 30, 2000 compared to $625 million at December 31, 1999. This increase resulted from increased loan originations during the second quarter.

	Total deposits were $52.7 billion at June 30, 2000, an increase of $836 million, or 1.6%, from year-end 1999. Non-interest bearing demand deposit balances declined by $458 million from year-end when deposit levels typically peak. Interest-bearing deposits increased by $1.3 billion from December 31, 1999 due to a $1.5 billion increase in large denomination CDs from the foreign branch. Merger-related branch divestitures reduced deposits by $135 million during the first half of 2000. The shift in deposit preferences continues with reductions in savings, MMDA and NOW accounts, collectively down by $1.1 billion. Retail deposit customers are seeking higher yields in deposit accounts and alternative investment vehicles. Short-term borrowed funds of $9.7 billion at June 30, 2000 were up $1.4 billion since year-end 1999 as additional funding was necessary to replace the reduced levels of core deposits and to fund both earning asset growth and the stock buyback program.

Results of Operations

	Net interest income on a taxable equivalent basis, was $685.8 million in the second quarter of 2000, an increase of $8.5 million, or 1.3%, as compared to the second quarter of 1999. The increase in net interest income was due to a higher net interest margin and increased average earning assets. Average earning assets for the second quarter of 2000 were $66.8 billion, an increase of $500 million from the same period of 1999.

	Net interest income on a taxable equivalent basis, was $1.4 billion in the first half of 2000, an increase of $20.9 million, or 1.6%, as compared to the same period of 1999. The increase in net interest income was due to a higher net interest margin and an improved mix of assets and liabilities. Average earning assets for the first half of 2000 were $66.2 billion, unchanged from the same period of 1999.

	Year-to-date average retail loans increased by $2.6 billion or 22.8%, which included a 61.0% increase in leases; a 19.0% increase in home equity loans; a 16.9% increase in installment lending and an 11.7% increase in credit card loans. Year-to-date average commercial loans rose by $2.1 billion, or 13.0%. Year-to-date average total real estate loans declined by $2.2 billion or 10.4%. Commercial mortgage and construction loans increased by $648 million or 6.1%. This growth was offset by a $2.9 billion decline in average residential mortgage loans due to the sale of $1.7 billion of portfolio mortgage in the first half of 2000 along with scheduled maturities and prepayments.

	Year-to-date average investment securities were reduced by $1.9 billion, or 12.8%, due to merger-related sales and restructuring of the investment portfolio. The change in mix of assets from lower yielding investment securities and residential mortgages to higher yielding loans has largely contributed to the increase in net interest income.

	This positive factor was partially offset by the increased use of higher cost funding sources. Year-to-date average core deposits declined by $1.8 billion, or 3.8%, from the first half of 1999. Increased reliance on more expensive funding sources including large denomination CDs and short-term borrowed funds was required.

	The net interest margin increased by three basis points to 4.12% in the second quarter of 2000 compared to the second quarter of 1999. For the first half of 2000 the net interest margin increased by five basis points to 4.14%. The year-to-date yield on total earning assets rose by 51 basis points to 8.14%. Likewise, the yield on total loans increased by 42 basis points reflecting generally market driven forces and the change in mix of loans. The comparable rate paid on interest bearing liabilities increased by 50 basis points similarly reflecting higher market rates and more reliance on higher cost purchased funds. Interest spread, the difference between the rate earned on total earning assets and the rate paid on interest bearing liabilities increased by one basis points. The contribution of interest free funds to the net interest margin increased by four basis points producing the net increase to the margin of five basis points. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid.

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

	One of the primary tools to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis. This earnings simulation model estimates net interest income under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships, changes in the direction of rates, and changes in the mix and levels of balance sheet accounts. The most recent simulation projected the impact of a 100 basis point upward or downward gradual change of market interest rates over a one year time period. The results of this simulation indicate that a declining interest rate scenario would increase net interest revenue by $19.9 million from a base case, while an increasing rate scenario would decrease net interest revenue by $13.2 million.

	The loan loss provision charged to earnings in the second quarter of 2000 was $51.1 million, compared to $44.8 million during the same period of last year.
For the first half of 2000 the provision for loan losses was $96.7 million compared to $88.2 million in the same period of last year. Net loan charge-offs were
$94.0
million in the first half of 2000 compared to $78.6 million a year earlier.
First
half 2000 net charge-offs were .37% of average loans compared with .33% in the same period of last year. Management has continued to focus on growing consumer loans as a higher percentage of total loans and, as a result of this, would expect charge-offs to be somewhat greater during the remainder of 2000.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                          Second Quarter, 2000                            Second Quarter, 1999
                               ------------------------------------------      -----------------------------------------
                                      Daily                       Average             Daily                      Average
                                    Average           Interest       Rate           Average           Interest      Rate
                               ------------       ------------   --------      ------------       ------------  --------
ASSETS:
Commercial loans               $ 18,542,883       $    398,037       8.63%     $ 16,247,312       $    310,761      7.67%
Real estate loans                18,184,565            367,857       8.12        21,145,268            411,383      7.79
Retail loans                     14,686,088            331,055       9.07        11,787,640            258,787      8.81
                               ------------       ------------                 ------------        -----------
     Total loans                 51,413,536          1,096,949       8.57        49,180,220            980,931      8.00
Loans held for sale               1,785,554             34,318       7.69         1,272,656             22,321      7.02
Investment securities            13,223,851            234,525       7.09        15,110,474            245,228      6.49
Money market investments            366,093              6,180       6.79           726,071              9,592      5.30
                               ------------       ------------                 ------------        -----------
     Total interest-
        earning assets           66,789,034          1,371,972       8.25%       66,289,421          1,258,072      7.60%
Cash and due from banks           3,301,013                                       3,474,343
Allowance for loan losses          (719,708)                                       (712,340)
Other assets                      4,635,188                                       4,870,462
                               ------------                                    ------------
     Total assets              $ 74,005,527                                    $ 73,921,886
                               ------------                                    ------------
                               ------------                                    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings and NOW                $  9,939,139             40,837       1.65%     $ 10,776,103             48,684      1.81%
Money market deposit accounts     9,956,888            108,398       4.38        10,416,904            100,034      3.85
Time deposits                    23,122,282            324,511       5.64        21,071,937            264,509      5.03
Short-term borrowings             9,337,828            139,957       6.03         7,531,483             84,668      4.51
Long-term debt                    4,412,877             72,424       6.58         5,995,371             82,880      5.53
                               ------------       ------------                 ------------        -----------
     Total interest-bearing
        liabilities              56,769,014            686,127       4.86%       55,791,798            580,775      4.17%
Noninterest-bearing deposits      9,743,971                                      10,104,291
Other liabilities                 1,171,481                                       1,182,076
Shareholders' equity              6,321,061                                       6,843,721
     Total liabilities and
       shareholders' equity    $ 74,005,527                                    $ 73,921,886
                               ------------                                    ------------
                               ------------                                    ------------
Net interest revenue/margin                       $    685,845       4.12%                        $    677,297      4.09%
                                                   -----------                                     -----------
                                                   -----------                                     -----------
Interest rate spread                                                 3.39                                           3.43

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of nonaccruing loans is included in average amounts outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)


                                        Year through June 30, 2000                      Year through June 30, 1999
                               ------------------------------------------      -----------------------------------------
                                      Daily                       Average             Daily                      Average
                                    Average           Interest       Rate           Average           Interest      Rate
                               ------------       ------------   --------      ------------       ------------  --------
ASSETS:
Commercial loans               $ 18,085,726       $    761,231       8.46%     $ 16,011,133       $    606,368      7.63%
Real estate loans                18,979,983            759,238       8.03        21,193,401            824,679      7.82
Retail loans                     14,213,577            636,783       9.01        11,570,653            514,907      8.97
                               ------------        -----------                 ------------        -----------
     Total loans                 51,279,286          2,157,252       8.45        48,775,187          1,945,954      8.03
Loans held for sale               1,193,446             46,032       7.71         1,480,549             53,121      7.18
Investment securities            13,314,440            467,834       7.03        15,263,785            496,442      6.50
Money market investments            412,919             13,196       6.43           697,559             18,423      5.33
                               ------------        -----------                 ------------        -----------
     Total interest-
        earning assets           66,200,091          2,684,314       8.14%       66,217,080          2,513,940      7.63%
Cash and due from banks           3,217,950                                       3,399,248
Allowance for loan losses          (714,095)                                       (708,651)
Other assets                      4,569,216                                       4,862,864
                               ------------                                    ------------
     Total assets              $ 73,273,162                                    $ 73,770,541
                               ------------                                    ------------
                               ------------                                    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings and NOW                $ 10,038,368             84,081       1.68%     $ 10,823,230             98,987      1.84%
Money market deposit accounts    10,096,989            217,142       4.32        10,330,374            199,337      3.89
Time deposits                    22,444,257            612,800       5.51        21,356,473            542,120      5.12
Short-term borrowings             8,814,169            251,796       5.74         7,279,623            162,397      4.50
Long-term debt                    4,662,106            150,766       6.48         5,923,436            164,275      5.58
                               ------------        -----------                 ------------        -----------
     Total interest-bearing
        liabilities              56,055,889          1,316,585       4.72%       55,713,136          1,167,116      4.22%
Noninterest-bearing deposits      9,704,477                                      10,111,707
Other liabilities                 1,153,741                                       1,141,858
Shareholders' equity              6,359,055                                       6,803,840
     Total liabilities and
       shareholders' equity    $ 73,273,162                                    $ 73,770,541
                               ------------                                    ------------
                               ------------                                    ------------
Net interest revenue/margin                       $  1,367,729       4.14%                        $  1,346,824      4.09%
                                                   -----------                                     -----------
                                                   -----------                                     -----------
Interest rate spread                                                 3.42                                           3.41

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of nonaccruing loans is included in average amounts outstanding.

	Noninterest income is a significant source of revenue for Firstar, representing 35.1% of tax equivalent net revenue in the second quarter of 2000 and 34.9% for the first half of 2000. This compares with 34.1% in the second quarter of last year and 33.4% in the first half of last year, excluding securities gains. Noninterest income, excluding securities gains, increased by $21.8 million, or 6.2%, to a level of $371.6 million in the second quarter of 2000 when compared to the same quarter of last year. For the first half of the year noninterest income, excluding securities gains, increased by $56.5 million, or 8.4%, to a level of $732.8 million.

	Trust income is the largest source of noninterest income for Firstar and in the first half of 2000 increased $18.9 million, or 9.1% due to new business in all product lines and higher stock market values. Additionally, this year's trust income benefited from one-time changes to accrual procedures, which increased revenues by $3.7 million in the first quarter of this year. Retail deposit income increased $9.2 million, or 9.8%, due in part to new pricing policies. Credit card income increased $11.8 million, or 22.5%, due to an expanded customer base and increased card usage. Electronic banking income increased $5.2 million or 29.2% and included $2.9 million of one-time income from resolution of reconciling issues recorded in the first quarter of this year. Cash management income increased by $5.4 million or 8.1% and included one-time changes in accrual procedures, which increased revenues by $3.7 million primarily in the first quarter. Mortgage banking revenue declined by $3.3 million, or 4.1%, with reduced gains from the sale of loans of $28.4 million partially offset by increased gains on the sale of servicing rights of $18.7 million and higher net servicing income. Securitization revenue increased by $21.1 million or 127.7% due to the establishment and continued placement of loans and investments in conduits which provide management and referral fees to Firstar. Brokerage revenue declined as a result of the outsourcing of that product to a third party broker. Table 3 shows the components of noninterest income.

	Noninterest expense, excluding merger-related expenses, totaled $441.2 million, a decrease of $64.8 million, or 12.8%, from the second quarter of 1999. For the first half of 2000 noninterest expense, excluding merger-related charges, totaled
$895.1 million, a decrease of $116.8 million, or 11.5%, from the same period of last year.

	Staff expense for the first half of 2000 decreased $60.7 million, or 14.0%.
This decrease resulted from staff reductions in support and back room operations as
a result of mergers and lower accruals for incentive programs.  Employee benefits
expense also declined during the quarter due to lower headcount and salary levels,
the merger of employee benefit plans and reduced pension costs resulting from increased cash contributions to the pension plan.  Partially offsetting these decreases were increases in staff as a result of opening new branches and in-store
locations.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST INCOME
(dollars in thousands)


                                                               % Increase/                                               % Increase/
                              Second Quarter           Change   (decrease)            Year Through June 30,      Change   (decrease)
                           ----------------------  From Prior                      ------------------------  From Prior
                                 2000        1999      Period    2000/1999                2000         1999      Period    2000/1999
                           -----------------------------------------------         -------------------------------------------------
Trust income               $  113,365  $  106,804  $    6,561        6.1 %         $   227,211  $   208,301  $   18,910        9.1 %
Mortgage banking:
 Origination and sales         16,414      31,822     (15,408)     (48.4)               34,527       62,948     (28,421)     (45.2)
 Loan Servicing, net           11,450       8,243       3,207       38.9                22,967       16,538       6,429       38.9
 Gain on sale of servicing     13,989       1,950      12,039        n/m                20,654        1,987      18,667        n/m
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total mortgage banking     41,853      42,015        (162)      (0.4)               78,148       81,473      (3,325)      (4.1)
Retail deposit fees            55,235      48,515       6,720       13.9               103,070       93,904       9,166        9.8
Cash management income         36,906      34,568       2,338        6.8                72,661       67,234       5,427        8.1
Credit card income             34,572      28,185       6,387       22.7                64,245       52,455      11,790       22.5
ATM income                     11,231       9,575       1,656       17.3                23,172       17,933       5,239       29.2
Brokerage revenue               6,001      11,919      (5,918)     (49.7)               11,567       21,169      (9,602)     (45.4)
International income           10,699       9,302       1,397       15.0                20,459       18,362       2,097       11.4
Bank owned life insurance       7,324       5,880       1,444       24.6                14,689       10,763       3,926       36.5
Insurance commissions           6,395       6,566        (171)      (2.6)               13,730       14,687        (957)      (6.5)
Securitization revenue         19,053       9,662       9,391       97.2                37,621       16,524      21,097      127.7
All other income               28,937      36,740      (7,803)     (21.2)               66,235       73,478      (7,243)      (9.9)
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Subtotal                  371,571     349,731      21,840        6.2               732,808      676,283      56,525        8.4
Investment securities
  gains -- net                      3       3,283      (3,280)       n/m                    14       16,244     (16,230)       n/m
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total noninterest
      income               $  371,574  $  353,014  $   18,560        5.3 %         $   732,822  $   692,527  $   40,295        5.8 %
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------

n/m = not meaningful

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 NONINTEREST EXPENSE
(dollars in thousands)


                                                               % Increase/                                               % Increase/
                              Second Quarter           Change   (decrease)            Year Through June 30,      Change   (decrease)
                           ----------------------  From Prior                      ------------------------  From Prior
                                 2000        1999      Period    2000/1999               2000          1999      Period    2000/1999
                           -----------------------------------------------         -------------------------------------------------
Salaries                   $  180,314  $  219,475  $  (39,161)     (17.8)%         $   373,624  $   434,315  $  (60,691)     (14.0)%
Pension and other
  employee benefits            23,747      40,837     (17,090)     (41.8)               53,127       86,307     (33,180)     (38.4)
Equipment expense              35,201      38,130      (2,929)      (7.7)               70,822       73,883      (3,061)      (4.1)
Occupancy expense--net         40,486      40,411          75        0.2                80,614       83,809      (3,195)      (3.8)
Amortization of intangible
  assets                       30,013      30,410        (397)      (1.3)               60,199       60,723        (524)      (0.9)
Outside services               26,362      33,896      (7,534)     (22.2)               54,451       62,668      (8,217)     (13.1)
Postage and courier            17,146      17,794        (648)      (3.6)               35,066       35,644        (578)      (1.6)
Marketing expense               8,448      13,756      (5,308)     (38.6)               16,280       26,045      (9,765)     (37.5)
Professional services           6,429       7,439      (1,010)     (13.6)               12,561       13,883      (1,322)      (9.5)
Travel and entertainment        7,426       6,740         686       10.2                13,164       12,456         708        5.7
Stationery and supplies        10,372      10,014         358        3.6                20,409       19,473         936        4.8
Communication expense          11,982      11,352         630        5.5                24,287       23,884         403        1.7
All other expense              43,263      35,768       7,495       21.0                80,511       78,775       1,736        2.2
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Subtotal                  441,189     506,022     (64,833)     (12.8)              895,115    1,011,865    (116,750)     (11.5)
Merger related expenses        66,900      30,100      36,800        n/m               118,800       45,100      73,700        n/m
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total noninterest
      expense              $  508,089  $  536,122  $  (28,033)      (5.2)%         $ 1,013,915  $ 1,056,965  $  (43,050)      (4.1)%
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------

n/m = not meaningful

	Occupancy expenses declined $3.2 million, or 3.8%, due to the consolidation of facilities related to recent mergers. Marketing costs declined $9.8 million, or 37.5%, from the first half of last year. Marketing costs will increase in future periods with the introduction of new products and additional marketing emphasis in the Mercantile banks' markets. All other operating expenses declined an aggregate $9.9 million, or 2.6%, reflecting the first quarter reversal of $8.5 million of excess expense accruals from prior periods. Table 4 shows the components of noninterest expenses.

	Before merger-related costs, Firstar's efficiency ratio was 41.72% in the second quarter of 2000, a significant improvement over the 49.11% of the same quarter of last year. For the first half of 2000 the efficiency ratio was 42.61% compared to 49.62% in the same period of last year.

	Merger-related charges totaled $66.9 million in the second quarter of 2000 compared to $30.1 million in the same period of last year. For the first half of 2000 merger related charges totaled $118.8 million compared to $45.1 million in the same period of last year. Note 7 to the financial statements provides a summary of merger-related costs and activity in the accrual accounts.

	The effective income tax rate before merger related charges was 35.2% in the first half of 2000 compared to 33.3% in the same period of last year. The increase in the effective tax rate was due to a tax refund recognized in 1999 along with lower tax exempt revenues relative to taxable income. The effective tax rate for the second quarter of 2000 declined to 34.8% reflecting current tax planning strategies involving projections of tax-exempt income, deductions and state tax liabilities.

Asset Quality

	As of June 30, 2000, the allowance for loan losses was $717.6 million, or 1.38% of loans outstanding compared to 1.41% at December 31,
1999 and 1.45% a year earlier.  The decrease from the prior year resulted from a change in the management of problem loans as a result of the merger when a more aggressive charge-off policy had been adopted. The allowance as a percentage of nonperforming loans was 311% at June 30, 2000 compared to
341% at December 31, 1999 and 295% a year earlier.  Table 5 provides a summary of activity in the allowance for loan losses by type of loan. Net charge-offs totaled $48.4 million in the second quarter of 2000 compared with $41.4 million in the same period of last year. For the first half of 2000 net charge-offs were $94.0 million compared with $78.6 million in the same period of last year. Annualized net charge-offs as a percent of average loans increased from .34% in the second quarter of 1999 to .38% in the second quarter of this year. For the first half of this year annualized net charge-offs were .37% compared to .33% in the same period of last year.
Credit card net charge-offs decreased from 4.61% of average outstandings in 1999 to 4.47% in the first half of 2000. Commercial loan net charge-offs increased from a level of .26% of loans in 1999 to.32% in the same period of 2000. Other retail lending net charge-offs increased from .42% of average
outstandings in 1999 to .47% in the current period.   Management anticipates
the level of net charge-offs to trend higher over the remainder of 2000 with the continued emphasis on expanding retail lending.

	Nonperforming assets, as shown in Tables 6 and 7, were $250.2 million at June 30, 2000. This is an increase of $21.3 million from December 31, 1999 and a $10.9 million reduction from a year earlier. Measured as a percent of loans and other real estate, nonperforming assets have decreased from .53% at June 30, 1999 to .48% at June 30, 2000. Lower levels of retail nonaccrual loans and other real estate owned were partially offset by higher levels of commercial nonaccrual loans.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 5 SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)


                                           Second Quarter                          Six Months
                                  ------------------------------        ------------------------------
                                        2000             1999                 2000             1999
                                  -------------    -------------        -------------    -------------
Average loans                     $  51,413,536    $  49,180,220        $  51,279,286    $  48,775,187
                                   ------------     ------------         ------------     ------------
                                   ------------     ------------         ------------     ------------

Allowance for loan losses:

  Balance - beginning of period   $     714,966    $     710,991        $     714,898    $     704,846

  Charge-offs:
    Commercial                          (23,960)         (16,974)             (44,342)         (32,265)
    Commercial real estate               (2,697)          (2,318)              (4,058)          (3,984)
    Residential real estate              (1,459)          (3,009)              (4,056)          (6,593)
    Credit card                         (18,841)         (18,727)             (37,850)         (36,376)
    Other retail                        (22,395)         (17,248)             (43,096)         (33,781)
                                   ------------     ------------         ------------     ------------
      Total charge-offs                 (69,352)         (58,276)            (133,402)        (112,999)
                                   ------------     ------------         ------------     ------------

  Recoveries:
    Commercial                            8,849            5,825               15,899           11,239
    Commercial real estate                2,202            1,558                2,946            2,914
    Residential real estate                  41              131                  120              224
    Credit card                           3,111            4,566                7,021            7,946
    Other retail                          6,760            4,797               13,406           12,033
                                   ------------     ------------         ------------     ------------
      Total recoveries                   20,963           16,877               39,392           34,356
                                   ------------     ------------         ------------     ------------

        Net charge-offs                 (48,389)         (41,399)             (94,010)         (78,643)

  Provision charged to earnings          51,054           44,838               96,743           88,227
                                   ------------     ------------         ------------     ------------
  Balance - end of period         $     717,631    $     714,430        $     717,631    $     714,430
                                   ------------     ------------         ------------     ------------
                                   ------------     ------------         ------------     ------------

Ratio of net charge-offs to average
  loans:
    Commercial                             0.33%            0.28%                0.32%            0.26%
    Commercial real estate                 0.02%            0.03%                0.02%            0.02%
    Residential real estate                0.08%            0.11%                0.10%            0.12%
    Credit card                            4.49%            4.56%                4.47%            4.61%
    Other Retail                           0.47%            0.47%                0.47%            0.42%
  Total loans                              0.38%            0.34%                0.37%            0.33%
                                   ------------     ------------         ------------     ------------
                                   ------------     ------------         ------------     ------------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 NONPERFORMING ASSETS
(dollars in thousands)



                                June 30,   December 31,     June 30,
                                    2000         1999           1999
                              ----------    ----------    ----------
Loans on nonaccrual status:
  Commercial                  $  135,185    $   89,168    $  112,380
  Residential mortgage            28,243        36,806        53,929
  Commercial mortgage             44,487        57,733        48,460
  Construction and land
    development                    4,288         6,309         5,824
  Retail loans                    15,834        17,980        20,200
                              ----------    ----------    ----------
    Total nonaccrual loans       228,037       207,996       240,793

Loans which have been
  renegotiated                     2,866         1,664         1,693
                              ----------    ----------    ----------

    Total nonperforming loans    230,903       209,660       242,486

Other real estate owned           19,327        19,272        18,622
                              ----------    ----------    ----------

    Total nonperforming
      assets                  $  250,230    $  228,932    $  261,108
                              ----------    ----------    ----------
                              ----------    ----------    ----------

Percentage of nonperforming
  loans to loans                    0.44%         0.41%         0.49%


Percentage of nonperforming
  assets to loans and other
  real estate owned                 0.48%         0.45%         0.53%



Loans past due 90 days
  or more                     $  166,314    $  122,760    $  132,744
                              ----------    ----------    ----------
                              ----------    ----------    ----------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 7 COMPOSITION OF NONPERFORMING LOANS
(dollars in thousands)

                                                      June 30, 2000
                                  ----------------------------------------------------
                                                    Nonperforming Loans                    90 Days
                                  ----------------------------------------------------
                                                                                              or
                                         Non-     Restruc-                  Percentage       More
                                      accrual        tured        Total       of Loans     Past Due
                                  -----------     --------    ---------     ----------   -----------
Commercial loans:

  Corporate                       $  121,119      $    --     $ 121,119        0.72%      $   36,334

  Commercial leasing                  14,066           --        14,066        0.70               --
                                   ---------      -------     ---------                    ---------
    Total commercial loans           135,185           --       135,185        0.72           36,334
                                   ---------      -------     ---------                    ---------

Real estate loans:

  Residential                         28,243           --        28,243        0.43           49,407

  Commercial mortgage                 44,487        1,233        45,720        0.50           19,229

  Construction/land
    development                        4,288           --         4,288        0.17            6,445
                                   ---------      -------     ---------                    ---------
    Total real estate loans           77,018        1,233        78,251        0.43           75,081
                                   ---------      -------     ---------                    ---------

Retail loans:

  Other retail                        10,431        1,633        12,064        0.11           28,139

  Credit cards                         5,362           --         5,362        0.37           21,483

  Retail leasing                          41           --            41         -              5,277
                                   ---------      -------     ---------                    ---------
    Total retail loans                15,834        1,633        17,467        0.12           54,899
                                   ---------      -------     ---------                    ---------
    Total loans                   $  228,037      $ 2,866     $ 230,903        0.44%      $  166,314
                                   ---------      -------     ---------      -------       ---------
                                   ---------      -------     ---------      -------       ---------


                                                  December 31, 1999
                                  ----------------------------------------------------
                                                 Nonperforming Loans                       90 Days
                                  ----------------------------------------------------
                                                                                              or
                                         Non-     Restruc-                  Percentage       More
                                      accrual        tured        Total       of Loans     Past Due
                                  -----------     --------    ---------     ----------   -----------
Commercial loans:

  Corporate                       $   76,382      $    87     $  76,469        0.49%      $   12,819

  Commercial leasing                  12,786           --        12,786        0.70               17
                                   ---------      -------     ---------                    ---------
    Total commercial loans            89,168           87        89,255        0.51           12,836
                                   ---------      -------     ---------                    ---------

Real estate loans:

  Residential                         36,806           --        36,806        0.42           47,778

  Commercial mortgage                 57,733        1,577        59,310        0.67           11,281

  Construction/land
    development                        6,309           --         6,309        0.29            2,585
                                   ---------      -------     ---------                    ---------
    Total real estate loans          100,848        1,577       102,425        0.52           61,644
                                   ---------      -------     ---------                    ---------

Retail loans:

  Other retail                        12,563           --        12,563        0.12           25,827

  Credit cards                         4,960           --         4,960        0.35           20,210

  Retail leasing                         457           --           457        0.02            2,243
                                   ---------      -------     ---------                    ---------
    Total retail loans                17,980           --        17,980        0.13           48,280
                                   ---------      -------     ---------                    ---------
    Total loans                   $  207,996      $ 1,664     $ 209,660        0.41%      $  122,760
                                   ---------      -------     ---------      -------       ---------
                                   ---------      -------     ---------      -------       ---------


                                                    June 30, 1999
                                  ----------------------------------------------------
                                                 Nonperforming Loans                       90 Days
                                  ----------------------------------------------------
                                                                                              or
                                        Non-      Restruc-                  Percentage       More
                                     accrual         tured        Total       of Loans     Past Due
                                  -----------     --------    ---------     ----------   -----------
Commercial loans:

  Corporate                       $   97,551      $    94     $  97,645        0.65%      $   18,419

  Commercial leasing                  14,829           --        14,829        0.98            1,172
                                   ---------      -------     ---------                    ---------
    Total commercial loans           112,380           94       112,474        0.68           19,591
                                   ---------      -------     ---------                    ---------

Real estate loans:

  Residential                         53,929           --        53,929        0.54           54,690

  Commercial mortgage                 48,460           --        48,460        0.53           13,457

  Construction/land
    development                        5,824           --         5,824        0.34            5,490
                                   ---------      -------     ---------                    ---------
    Total real estate loans          108,213           --       108,213        0.52           73,637
                                   ---------      -------     ---------                    ---------

Retail loans:

  Other retail                        15,765        1,599        17,364        0.19           17,683

  Credit cards                         3,880           --         3,880        0.31           20,992

  Retail leasing                         555           --           555        0.03              842
                                   ---------      -------     ---------                    ---------
    Total retail loans                20,200        1,599        21,799        0.18           39,517
                                   ---------      -------     ---------                    ---------
    Total loans                   $  240,793      $ 1,693     $ 242,486        0.49%      $  132,745
                                   ---------      -------     ---------      -------       ---------
                                   ---------      -------     ---------      -------       ---------

Capital Resources

	Total shareholders' equity was $6.21 billion at June 30, 2000, a decrease of $102.2 million from December 31, 1999 and $460.6 million from a year earlier. These declines are the result of strong core earnings offset by dividend payments, the merger-related charges, the stock repurchase program and unrealized losses on investment securities reflected in other comprehensive income. The tangible common ratio was 6.64% at June 30, 2000, compared to 6.83% at December 31, 1999 and 7.19% a year earlier. The ratio of total shareholders' equity to total assets was 8.34% at June 30, 2000 compared to 8.67% at December 31, 1999 and 9.05% at June 30, 1999.

	Banking industry regulators define minimum capital requirements for bank holding companies. At June 30, 2000, Firstar's Tier I and Total Risk-Based Capital ratios amounted to 7.90% and 10.92%, respectively well above the minimum requirements of 4.00% for Tier I and 8.00% for Total Risk-Based Capital. This compares to Tier I and Total Risk-Based Capital ratios of 9.22% and 11.36% at June 30, 1999. Regulatory authorities have also established a minimum leverage ratio of 4.00%, which is defined as Tier I equity to average quarterly assets. For the second quarter of 2000, the Firstar's average leverage ratio was 7.29% compared to 7.80% in the same quarter of 1999. These declines since 1999 were due to the stock repurchase program and changes in balance sheet mix of earning assets. These regulatory ratios continue to be in excess of stated "well capitalized" requirements.

	On April 11, 2000, the Board of Directors approved an additional common stock repurchase program of 100 million shares to be completed during the next two years. The reacquired common shares will be held as treasury shares for reissuance for various corporate purposes, including employee stock option plans. During the second quarter of 2000 Firstar repurchased 12.4 million shares at a cost of $302 million.


	This discussion may contain forward-looking statements with respect to the financial condition, results of operations and business of Firstar. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated include among other things, the following possibilities: (i)expected cost savings from recent acquisitions cannot be fully realized or realized within the expected time; (ii)revenues are lower than expected; (iii)competitive pressure among depository institutions increases significantly; (iv)changes in the interest rate environment reduce interest margins; (v)general economic conditions are less favorable than expected; and (vi) legislation or regulatory requirements adversely affect the business that Firstar is engaged in.

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


August 11, 2000             /s/ Jerry A. Grundhofer
-----------------           ------------------------------------------
     Date                   Jerry A. Grundhofer
                            President and Chief Executive Officer

August 11, 2000             /s/ David M. Moffett
-----------------           ------------------------------------------
     Date                   David M. Moffett
                            Vice Chairman and Chief Financial Officer

August 11, 2000             /s/ James D. Hogan
-----------------           ------------------------------------------
     Date                   James D. Hogan
                            Executive Vice President and Controller