Form 10-Q
period 2000-09-30
FIRSTAR CORP /NEW/
filed 2000-11-14
CIK 1074023

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

As of October 31, 2000, 950,110,195 shares of common stock were outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2000

								  Page
Table of Contents                                               Number
----------------------------------------------------------------------
Part I. Financial Information:
	Financial Highlights.........................................3
	Item 1. Financial Statements:
		Consolidated Financial Statements ...................4
		Notes to Consolidated Financial Statements ..........8
	Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......16
	Item 3. Quantitative and Qualitative Disclosures
		About Market Risk ..................................18

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
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)


                                                     Third Quarter                         Nine Months Ended September 30,
                                       -----------------------------------------     -------------------------------------------
                                                                           Percent                                       Percent
                                                2000            1999        Change            2000            1999        Change
                                       -------------   -------------    ----------   -------------   -------------   -----------
Net income                             $     308,994   $      28,360      989.5  %   $     933,536   $     607,273       53.7  %

Per share:
  Basic earnings per common share      $        0.32   $        0.03      966.7  %   $        0.96   $        0.61       57.4  %
  Diluted earnings per common share             0.32            0.03      966.7               0.96            0.60       60.0
  Common stock cash dividends
    declared                                  0.1625            0.10       62.5             0.4875            0.30       62.5
  Book value per common share                   6.52            6.56       (0.6)              6.52            6.56       (0.6)
  Market value per common share                22.38           25.63      (12.7)             22.38           25.63      (12.7)

Average balances:
  Total assets                         $  74,207,564   $  73,744,641        0.6  %   $  73,586,903   $  73,822,468       (0.3) %
  Earning assets                          67,231,408      66,633,518        0.9         66,546,372      66,357,418        0.3
  Loans                                   52,561,828      49,814,168        5.5         51,709,921      49,125,320        5.3
  Deposits                                53,138,726      51,375,982        3.4         52,571,049      52,201,932        0.7
  Total shareholders' equity               6,329,409       6,667,774       (5.1)         6,349,101       6,756,939       (6.0)

Ratios:
  Return on average assets                      1.66  %         0.15  %                       1.69  %         1.10  %
  Return on average equity                     19.42            1.69                         19.64           12.02
  Average total shareholders' equity
    to average total assets                     8.53            9.04                          8.63            9.15

  Risk-based capital ratios:
    Tier 1                                      7.51            8.60                          7.51            8.60
    Total                                      10.40           10.70                         10.40           10.70
  Leverage - average assets (a)                 7.20            7.43                          7.20            7.43

  Net interest margin                           4.09            4.04                          4.13            4.07
  Noninterest expense to net revenue           50.12           82.11                         48.89           61.95
  Noninterest income as a percent
    of net revenue                             35.22           34.05                         35.00           33.99
  Net income to net revenue                    29.02            2.77                         29.49           19.83
Excluding Merger Related Charges:
  Net income                           $     377,294   $     320,313       17.8  %   $   1,081,036   $     928,358       16.4  %
  Noninterest expense                        431,612         478,089       (9.7)         1,326,726       1,489,979      (11.0)
  Basic earnings per common share               0.39            0.32       21.9               1.12            0.94       19.1
  Diluted earnings per common share             0.39            0.32       21.9               1.11            0.92       20.7
  Return on average assets                      2.02  %         1.72  %                       1.96  %         1.68  %
  Return on average equity                     23.71           19.06                         22.74           18.37
  Noninterest expense to net revenue           40.54           46.70                         41.92           48.64

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)


                                                    September 30,    December 31,
                                                             2000            1999
                                                    -------------   -------------
ASSETS:
Cash and due from banks                             $   3,139,746   $   3,288,291
Money market investments                                  262,057         896,910
Investment securities:
  Available-for-sale                                   12,426,350      12,919,413
  Held-to-maturity (market value of $247,682
    at September 30, 2000, $200,310 at December
    31, 1999)                                             234,313         194,454
                                                     ------------    ------------
  Total securities                                     12,660,663      13,113,867
Loans held for sale                                     1,119,992         624,680
Loans:
  Commercial loans                                     18,929,260      17,346,596
  Real estate loans                                    18,212,545      19,815,017
  Retail loans                                         16,222,405      13,464,395
                                                     ------------    ------------
    Total loans                                        53,364,210      50,626,008
          Allowance for loan losses                       717,615         714,898
                                                     ------------    ------------
    Net loans                                          52,646,595      49,911,110
Premises and equipment                                    987,262       1,002,887
Acceptances - customers' liability                         18,779          15,149
Other assets                                            3,671,275       3,934,939
                                                     ------------    ------------
    Total assets                                       74,506,369   $  72,787,833
                                                     ------------    ------------
                                                     ------------    ------------

LIABILITIES:
Deposits:
  Noninterest-bearing deposits                          9,440,490   $  10,299,994
  Interest-bearing deposits                            43,842,705      41,586,417
                                                     ------------    ------------
      Total deposits                                   53,283,195      51,886,411
Short-term borrowings                                   9,364,458       8,302,019
Long-term debt                                          4,143,765       5,038,383
Acceptances outstanding                                    18,779          15,149
Other liabilities                                       1,504,281       1,237,235
                                                     ------------    ------------
    Total liabilities                                  68,314,478      66,479,197

SHAREHOLDERS' EQUITY:
Common stock:
  Shares authorized - 2,000,000,000 at September 30,
    2000 and December 31, 1999
  Shares issued - 984,397,677 at September 30,
    2000 and 984,579,636 at December 31, 1999               9,844           9,846
Surplus                                                 1,865,705       1,926,239
Retained earnings                                       5,126,242       4,660,463
Treasury stock, at cost - 34,485,594 shares at
  September 30, 2000 and 9,033,176 shares at
  December 31, 1999                                      (764,243)       (192,894)
Accumulated other comprehensive income/(loss)             (45,657)        (95,018)
                                                     ------------    ------------
    Total shareholders' equity                          6,191,891       6,308,636
                                                     ------------    ------------
    Total liabilities and shareholders' equity         74,506,369   $  72,787,833
                                                     ------------    ------------
                                                     ------------    ------------

The accompanying notes are an integral part of these statements.

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                    Third Quarter             Nine Months Ended September 30,
                                            -----------------------------     -----------------------------
                                                      2000           1999              2000            1999
                                            --------------  -------------     -------------  --------------
INTEREST INCOME:
Interest and fees on loans                  $    1,148,149  $   1,004,394     $   3,300,824  $   2,944,213
Interest and fees on loans held for sale            31,121         25,168            77,153         78,289
Interest on investment securities:
  Taxable                                          200,329        207,841           604,235        635,372
  Non-taxable                                       20,912         24,084            65,927         70,938
Interest on trading securities                         -            1,021               -            6,412
Interest on money market investments                 5,035          5,177            18,232         18,413
                                               -----------    -----------       -----------    -----------
  Total interest income                          1,405,546      1,267,685         4,066,371      3,753,637
                                               -----------    -----------       -----------    -----------
INTEREST EXPENSE:
Interest on deposits                               511,918        415,495         1,425,941      1,255,939
Interest on short-term borrowings                  141,240        106,455           393,036        268,852
Interest on long-term debt                          73,735         84,254           224,502        248,529
                                               -----------    -----------       -----------    -----------
  Total interest expense                           726,893        606,204         2,043,479      1,773,320
                                               -----------    -----------       -----------    -----------
    Net interest income                            678,653        661,481         2,022,892      1,980,317

Provision for loan losses                           58,200         55,325           154,943        143,552
                                               -----------    -----------       -----------    -----------
    Net interest income after
      provision for loan losses                    620,453        606,156         1,867,949      1,836,765
                                               -----------    -----------       -----------    -----------
NONINTEREST INCOME:
Trust income                                       111,151        105,705           338,363        314,005
Mortgage banking income                             38,587         37,490           116,735        118,963
Retail deposit income                               56,409         49,108           159,479        143,012
Cash management income                              38,200         36,574           110,861        103,808
Credit card income                                  35,656         28,793            99,901         81,248
ATM income                                          11,147         10,147            34,319         28,080
Investment securities gains/(losses)-net                93         (1,491)              107         14,753
All other income                                    83,722         82,295           248,023        237,274
                                               -----------    -----------       -----------    -----------
  Total noninterest income                         374,965        348,621         1,107,788      1,041,143
                                               -----------    -----------       -----------    -----------
NONINTEREST EXPENSE:
Salaries                                           175,656        214,578           549,279        656,210
Pension and other employee benefits                 18,347         32,742            71,474        113,572
Equipment expense                                   35,892         36,484           106,714        110,367
Occupancy expense - net                             40,327         41,092           120,941        124,901
All other expense                                  161,390        153,193           478,318        484,929
                                               -----------    -----------       -----------    -----------
                                                   431,612        478,089         1,326,726      1,489,979
Merger related charges                             102,000        362,500           220,800        407,600
                                               -----------    -----------       -----------    -----------
  Total noninterest expense                        533,612        840,589         1,547,526      1,897,579
                                               -----------    -----------       -----------    -----------

INCOME BEFORE TAX                                  461,806        114,188         1,428,211        980,329
Income tax                                         152,812         85,828           494,675        373,056
                                               -----------    -----------       -----------    -----------
NET INCOME                                  $      308,994  $      28,360     $     933,536  $     607,273
                                               -----------    -----------       -----------    -----------
                                               -----------    -----------       -----------    -----------

PER SHARE:
Basic earnings per common share             $         0.32  $        0.03     $        0.96  $        0.61
Diluted earnings per common share                     0.32           0.03              0.96           0.60
Common stock cash dividends declared                0.1625           0.10            0.4875           0.30

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)


                                                                                        Accumulated
                                                                                              Other
                                Common                       Retained       Treasury  Comprehensive           Total
                                 Stock        Surplus        Earnings          Stock         Income          Equity
                             ---------   ------------    ------------    -----------    -----------    ------------
Balance, January 1, 1999     $   9,876   $  2,170,024    $  4,302,420    $   (19,659)   $   141,007    $  6,603,668

 Net income                                                   607,273                                       607,273

 Unrealized loss
  on securities
  available for sale                                                                       (428,013)       (428,013)

 Reclassification
   adjustment for gains
   realized in net income                                                                   162,980         162,980

 Income taxes                                                                                94,032          94,032
                                                                                                        -----------
 Comprehensive income                                                                                       436,272

 Cash dividends declared
  on common stock                                            (358,242)                                     (358,242)

 Issuance of common stock
  and treasury shares               84         88,106                         78,546                        166,736

 Purchase of treasury
  stock                                                                     (418,747)                      (418,747)

 Retirement of treasury
  stock                           (127)      (343,866)                      (343,993)                           -

 Shares reserved to meet
  deferred compensation
  obligations                                   1,749                         (1,749)                           -

 Amortization of stock
  awards                                        6,186                                                         6,186
                              --------    -----------     -----------     ----------     ----------     -----------
Balance, September 30, 1999  $   9,833   $  1,922,199    $  4,551,451    $   (17,616)   $   (29,994)   $  6,435,873
                              --------    -----------     -----------     ----------     ----------     -----------
                              --------    -----------     -----------     ----------     ----------     -----------


Balance, January 1, 2000     $   9,846   $  1,926,239    $  4,660,463    $  (192,894)   $   (95,018)   $  6,308,636

 Net income                                                   933,536                                       933,536

 Unrealized gain
  on securities
  available for sale                                                                         76,067          76,067

 Reclassification
   adjustment for gains
   realized in net income                                                                      (107)           (107)

 Income taxes                                                                               (26,599)        (26,599)
                                                                                                        -----------
 Comprehensive income                                                                                       982,897

 Cash dividends declared
  on common stock                                            (467,757)                                     (467,757)

 Issuance of common stock
  and treasury shares               (2)       (69,042)                       185,423                        116,379

 Purchase of treasury
  stock                                                                     (749,987)                      (749,987)

 Shares reserved to meet
  deferred compensation
  obligations                                   6,785                         (6,785)                           -

 Amortization of stock
  awards                                        1,723                                                         1,723
                              --------    -----------     -----------     ----------     ----------     -----------
Balance, September 30, 2000  $   9,844   $  1,865,705    $  5,126,242    $  (764,243)   $   (45,657)   $  6,191,891
                              --------    -----------     -----------     ----------     ----------     -----------
                              --------    -----------     -----------     ----------     ----------     -----------

The accompanying notes are an integral part of these statements

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                              Nine Months Ended
                                                                                September 30
                                                                              2000           1999
                                                                      ------------   ------------
Cash Flows from Operating Activities:
   Net Income                                                         $    933,536   $    607,273
   Adjustments:
      Depreciation and amortization                                        109,220        123,349
      Intangible amortization                                               90,290         90,862
      Provision for loan losses                                            154,943        143,552
      Net decrease in trading securities                                         0        130,276
      Provision for deferred taxes                                         187,932        147,998
      (Gain) / loss on sale of premises and equipment - net                 39,477         (1,692)
      Net (gain) / loss on sale of assets                                   (5,485)       159,576
      Proceeds from sale of loans originated for sale                    3,845,910      6,298,911
      Mortgage loans originated for sale on the secondary market        (3,950,952)    (5,393,448)
      Net change in other assets and liabilities                           339,401       (259,323)
                                                                      ------------   ------------
            Total adjustments                                              810,736      1,440,061
                                                                      ------------   ------------
            Net cash  provided by/(used in) operating activities         1,744,272      2,047,334
                                                                      ------------   ------------

Cash Flows from Investing Activities:
      Proceeds from maturities of held-to-maturity securities               22,909         86,104
      Proceeds from maturities of available-for-sale securities          1,060,767      3,420,352
      Proceeds from sales of available-for-sale securities               9,071,577      5,701,116
      Purchase of held-to-maturity securities                              (23,960)       (19,978)
      Purchase of available-for-sale securities                         (9,545,470)    (6,648,423)
      Net increase in loans                                             (5,197,467)    (2,608,322)
      Proceeds from sales of loans                                       1,792,605         98,041
      Proceeds from sales of premises and equipment                         16,079         18,163
      Purchases of premises and equipment                                 (128,154)      (132,766)
      Purchases of corporate owned life insurance                          (80,000)      (160,000)
      Sale of banking offices, net of cash paid                            (78,211)      (116,961)
                                                                      ------------   ------------
            Net cash provided by/(used in) investing activities         (3,089,325)      (362,674)
                                                                      ------------   ------------

Cash Flows from Financing Activities:
      Net increase/(decrease) in deposits                                1,531,381     (3,475,610)
      Net increase/(decrease) in short-term borrowings                   1,062,439        833,652
      Principal payments on long-term debt                              (1,194,618)    (1,616,308)
      Proceeds from issuance of long-term debt                             298,626      1,757,761
      Proceeds from issuance of common stock                                86,011        152,191
      Purchase of treasury stock                                          (749,987)      (418,747)
      Dividends paid                                                      (472,197)      (351,891)
                                                                      ------------   ------------
            Net cash provided by/(used in) financing activities            561,655     (3,118,952)
                                                                      ------------   ------------


Net decrease in cash and cash equivalents                                 (783,398)    (1,434,292)
Cash and cash equivalents at beginning of period                         4,185,201      4,605,484
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $  3,401,803   $  3,171,192
                                                                      ------------   ------------
                                                                      ------------   ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                        $  2,133,181   $  1,765,649
      Income taxes                                                         283,606        201,329

Transfer to foreclosed assets from loans                              $     45,192   $     56,684

Sales of Banking Offices
      Assets sold                                                     $     47,218   $      4,503
      Liabilities sold                                                $    135,438        120,810


The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------


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

	These consolidated financial statements include the accounts of Firstar and all of its subsidiaries and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature.

Note 2.  Investment Securities
------------------------------
	The following table summarizes unrealized gains and losses for held-to-maturity and available-for-sale securities at September 30,
2000 and December 31, 1999.  (dollars in thousands)

	                             September 30, 2000                               December 31, 1999
                             ------------------------------------------     ------------------------------------------
                              Amortized      Unrealized          Market       Amortized      Unrealized         Market
	                           Cost    Gains    Losses        Value            Cost    Gains    Losses       Value
                             ----------  -------   -------  -----------     -----------  -------   -------  ----------
Held-to-Maturity
----------------
Mortgage-backed
  securities		     $   38,099	$     -- $     --  $    38,099	   $    45,411	$    --  $    --  $    45,411
Obligations of state and
  political subdivisions        196,214	  13,369       --      209,583         149,043	  5,856	      --      154,899
                             ----------  -------  -------  -----------      ----------  -------  -------  -----------
  Total held-to-
	maturity securities  $  234,313	$ 13,369 $     --  $   247,682	   $   194,454	$ 5,856	 $    --  $   200,310
                             ----------  -------  -------  -----------      ----------  -------  -------  -----------
                             ----------  -------  -------  -----------      ----------  -------  -------  -----------


	                             September 30, 2000                               December 31, 1999
                             ------------------------------------------      ------------------------------------------
                              Amortized      Unrealized          Market       Amortized      Unrealized          Market
		                   Cost    Gains    Losses        Value            Cost    Gains    Losses        Value
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------
Available-for-Sale
------------------
U.S. Treasuries and
  agencies                  $ 1,022,936 $  5,551 $  (6,736) $ 1,021,751     $ 1,787,717 $ 10,505 $ (12,210) $ 1,786,012
Mortgage-backed
  securities		      7,986,287   37,855   (98,408)   7,925,734       6,654,624   19,880  (119,652)   6,554,852
Obligations of state and
  political subdivisions      1,432,037   13,074    (4,290)   1,440,821       1,598,685   14,860    (9,650)   1,603,895
Other debt securities	      1,447,786       58   (17,486)   1,430,358       1,792,296        1   (50,061)   1,742,236
Money market mutual funds       154,220	      --        --      154,220         437,058       --	--      437,058
Federal Reserve/FHLB
  stock and other
  equity securities	        453,498       --       (32)	453,466 	795,407       17       (64)     795,360
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------
  Total available-for-
      sale securities	    $12,496,764 $ 56,538 $(126,952) $12,426,350     $13,065,787 $ 45,263 $(191,637) $12,919,413
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------
                             ----------  -------   -------  -----------      ----------  -------   -------  -----------

Note 3. Loans
-------------
	The following table summarizes the composition of the loan portfolio, net of unearned interest, as of September 30, 2000 and December 31, 1999.
(dollars in thousands)

		 		 		September 30, 	       December 31,
						         2000       	       1999
                                                -------------          ------------
Commercial loans:
	 Corporate loans			  $14,943,923           $13,848,385
	 Asset-based lending 			    1,551,261             1,326,741
	 Commercial leasing 			    2,125,723 		  1,816,250
	 Industrial revenue bonds 		      308,353               355,220
                                                  -----------           -----------
			Total commercial loans 	   18,929,260            17,346,596
                                                  -----------           -----------
Real estate loans:
 	Residential mortgage 		            6,437,729		  8,779,037
	Commercial mortgage  			    9,143,772	          8,851,504
	Construction and land development 	    2,631,044             2,184,476
                                                  -----------           -----------
			Total real estate loans    18,212,545            19,815,017
                                                  -----------           -----------
Retail loans:
	Installment 			           11,039,438	         10,053,901
	Credit cards			            1,539,163		  1,403,655
	Retail leasing 				    3,643,804             2,006,839
                                                  -----------           -----------
			Total retail loans         16,222,405            13,464,395
                                                  -----------           -----------
			Total loans               $53,364,210           $50,626,008
                                                  -----------           -----------
                                                  -----------           -----------

Note 4.  Impaired Loans
-----------------------
	The following table shows Firstar's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114
(as amended by SFAS No. 118) at September 30, 2000 and December 31, 1999.
(dollars in thousands)

                                             September 30, 2000              December 31, 1999
                                         ---------------------------      ------------------------
        				 Recorded  	 Valuation	  Recorded	Valuation
	             			 Investment 	 Allowance	  Investment	Allowance
                                         ----------      -----------      ----------    ----------
Impaired Loans:
	Valuation allowance required	 $   35,581 	 $    18,899	  $   21,696	$    8,218
	No valuation allowance required	    200,681 	          --	     131,514	        --
                                         ----------      -----------      ----------    ----------
		Total impaired loans	 $  236,262 	  $   18,899	  $  153,210	$    8,218
                                         ----------      -----------      ----------    ----------
                                         ----------      -----------      ----------    ----------



	The average recorded investment in impaired loans for the nine months ended September 30, 2000 was $189.4 million, compared to $152.5 million for the same period in 1999. As a general policy, Firstar applies both principal and interest payments received on impaired loans as a reduction of principal.

Note 5. Allowance for Loan Losses
---------------------------------
	A summary of the activity in the allowance for loan losses is shown in the following table. (dollars in thousands)
						  Nine Months Ended
						    September 30,
                                                --------------------
					          2000        1999
                                                --------    --------

Balance - beginning of period 		        $714,898    $704,846
  Loans charged-off 				(207,782)   (189,373)
  Recoveries on loans previously charged-off      55,556      55,522
                                                --------    --------
      Net charge-offs 				(152,226)   (133,851)
  Provision charged to earnings                  154,943     143,552
                                                --------    --------
Balance - end of period 			$717,615    $714,547
                                                --------    --------
                                                --------    --------


Note 6.  Deposits
-----------------
	The following table summarizes the composition of deposits of Firstar as of September 30, 2000 and December 31, 1999.  (dollars in thousands)

 			                    September 30,  December 31,
                                                     2000          1999
                                            -------------  ------------
Noninterest-bearing deposits		      $ 9,440,490  $10,299,994
Interest-bearing deposits:
  Savings					2,912,593    3,349,308
  NOW accounts					6,280,025    6,980,734
  Money market deposit accounts			9,843,302   10,263,894
  Time deposits $100,000 and over - domestic	5,196,633    3,753,526
  Foreign deposits $100,000 and over	        3,323,759      773,926
  All other deposits			       16,286,393   16,465,029
                                              -----------  -----------
    Total interest-bearing deposits	       43,842,705   41,586,417
                                              -----------  -----------
    Total deposits			      $53,283,195  $51,886,411
                                              -----------  -----------
                                              -----------  -----------

Note 7. Merger Related Charges
------------------------------

   Firstar recorded merger and integration charges of $220.8 million in the first nine months of 2000 and $407.6 million in the first nine months of 1999.  The components of the charges are shown below.
Firstar expects to incur additional merger-related expenses in connection with the combining of operations of Firstar Corporation and Mercantile Bancorporation, Inc.
(dollars in thousands)



                                    Nine Months Ended September 30, 2000
                                ---------------------------------------------
                                   Firstar/         Firstar/
                                       Star       Mercantile
                                     Merger           Merger            Total
                                -----------      -----------      -----------
Severance and related costs     $    12,937      $    32,761      $    45,698
Fixed asset write-downs                  31           36,141           36,172
System conversions                   17,419           94,688          112,107
Gain on sale of branches                -            (11,507)         (11,507)
Charitable contributions                -                -                -
Other merger-related charges         11,280           27,050           38,330
                                 ----------       ----------       ----------
   Subtotal                          41,667          179,133          220,800
Losses on securities                    -                -                -
Reversal of accrual                     -                -                -
                                 ----------       ----------       ----------
   Total                        $    41,667      $   179,133      $   220,800
                                 ----------       ----------       ----------
                                 ----------       ----------       ----------


                                    Nine Months Ended September 30, 1999
                                ---------------------------------------------
                                   Firstar/         Firstar/
                                       Star       Mercantile
                                     Merger           Merger            Total
                                -----------      -----------      -----------
Severance and related costs     $     9,878      $   129,789      $   139,667
Fixed asset write-downs               2,233              -              2,233
System conversions                    1,297              -              1,297
Gain on sale of branches             59,974           12,641           72,615
Charitable contributions                -             35,000           35,000
Other merger-related charges          1,718           31,337           33,055
                                 ----------       ----------       ----------
   Subtotal                          75,100          208,767          283,867
Losses on securities                    -            177,733          177,733
Reversal of accrual                     -            (54,000)         (54,000)
                                 ----------       ----------       ----------
   Total                        $    75,100      $   332,500      $   407,600
                                 ----------       ----------       ----------
                                 ----------       ----------       ----------

The following table presents a summary of activity with respect to the merger related accrual:

                                             Firstar/         Firstar/
                                           Mercantile             Star
                                               Merger           Merger            Other            Total
                                          -----------      -----------      -----------      -----------
Balance at December 31, 1999              $    21,154      $       -        $    10,173      $    31,327

Merger-related charge                         179,133           41,667              -            220,800
Cash payments                                (145,249)         (41,667)          (1,336)        (188,252)
Noncash write-downs                           (55,038)             -             (1,099)         (56,137)
                                           ----------       ----------       ----------       ----------
Balance at September 30, 2000             $       -        $       -        $     7,738      $     7,738
                                           ----------       ----------       ----------       ----------
                                           ----------       ----------       ----------       ----------

Note 8.  Mortgage Servicing Assets
----------------------------------
	Mortgage servicing rights are capitalized based upon their fair value at the time a loan is sold.  Impairment testing is performed on a quarterly basis in accordance with SFAS No. 125.

	The fair value of capitalized mortgage servicing rights was $246.7 million on September 30, 2000 and $269.1 million on December 31, 1999. Firstar serviced $18.1 billion of mortgage loans for other investors as of September
30, 2000 compared with $19.5 billion as of December 31, 1999.

	Changes in capitalized mortgage servicing rights at September 30, 2000 and December 31, 1999 are summarized in the following table.
(dollars in thousands)

				     September 30,      December 31,
                 	                      2000              1999
                                     -------------      ------------
Mortgage Servicing Assets:
Balance at beginning of year		 $ 212,297         $ 232,105
   Amount added in acquisitions		       935               811
   Amount capitalized			    94,382           169,678
   Amortization				   (26,028)	     (46,808)
   Sales				   (66,624)	    (143,489)
   Impairment				      (560)               --
                                         ---------         ---------
     Balance at end of period 	         $ 214,402         $ 212,297
                                         ---------         ---------
                                         ---------         ---------


Note 9.  Earnings Per Share
---------------------------
	The following table shows the amounts used in the computation of basic and diluted earnings per common share, in accordance with SFAS No. 128, for the three and nine months ended September 30, 2000 and 1999.
(dollars in thousands)

					 Three Months Ended           Nine Months Ended
                                           September 30,                September 30,
                                       ---------------------        ---------------------
                                            2000  	1999             2000  	     1999
                                       ---------   ---------        ---------   ---------
Net income			       $ 308,994   $  28,360   	    $ 933,536   $ 607,273

Weighted average shares (000s):
Common shares				 958,886     985,779	      967,436	  989,799
Options and stock plans          	   8,692      13,519            9,710	   16,103
                                       ---------   ---------        ---------   ---------
Weighted average diluted common shares	 967,578     999,298          977,146   1,005,902
                                       ---------   ---------        ---------   ---------
                                       ---------   ---------        ---------   ---------

Basic earnings per common share          $  0.32     $  0.03         $  0.96     $  0.61
                                         -------     -------         -------     -------
                                         -------     -------         -------     -------

Diluted earnings per common share        $  0.32     $  0.03         $  0.96     $ 0.60
                                         -------     -------         -------     -------
                                         -------     -------         -------     -------


Note 10. Mergers
----------------
On July 31, 2000, Firstar announced that its primary subsidiary, Firstar Bank, N.A., signed a definitive agreement to purchase all 41 of First Union National Bank's branches in Tennessee. The 41 First Union branches equal approximately $1.7 billion in deposits and $474 million in loans. Following the completion of this acquisition, Firstar will have 61 full-service locations throughout Tennessee and be the seventh largest bank in Tennessee. This transaction has received regulatory approval. Firstar expects the transaction to be completed in the fourth quarter of 2000.

On October 4, 2000, Firstar announced that it had signed a definitive agreement to merge with U.S. Bancorp through an exchange of shares. Under terms of the agreement, Firstar shareholders will receive 1 share, and U.S. Bancorp shareholders will receive 1.265 shares of common stock of the combined company for each share of Firstar or U.S. Bancorp common stock, respectively, owned as of the consummation of the merger. The combined company will have assets of approximately $161 billion. The merger is expected to be completed in the first quarter of 2001, subject to shareholder and regulatory approvals, and will be accounted for as a pooling of interests.

A summary of unaudited pro forma financial information giving effect to the merger is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future.






                                        Nine Months
                                              Ended        Years Ended December 31,
                                                      --------------------------------
                                     Sept. 30, 2000         1999        1998       1997
                                     --------------   --------------------------------
($ in millions, except per share data)
Total average assets                 $157,247          $150,170    $142,887   $129,493
Net interest revenue                    4,596             5,904       5,596      5,416
Other operating revenue                 3,532             4,161       3,622      2,715
Other operating expense                 4,240             5,573       5,374      4,917
Net income                              2,107             2,382       2,133      1,599
Diluted earnings per common share        1.10              1.23        1.10       0.85

Note 11. Business Segments
--------------------------
Firstar's operations include three primary business segments: Consumer Banking, Wholesale Banking, and Trust. Selected financial information by business segment is summarized below. This information is derived from the internal reporting systems used by management to assess segment performance.

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

                                                   For the quarter ended September 30, 2000
                           -------------------------------------------------------------------------------------------
                                                                                                 Merger-
                               Consumer    Wholesale                                             Related
                                Banking      Banking        Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   393,049  $   145,396  $    18,432  $   132,845  $   689,722  $            $    689,722
Provision for loan losses       49,938       11,448        1,796       (4,982)      58,200                     58,200
Noninterest income             191,717       59,732      112,570       10,946      374,965                    374,965
Noninterest expense            308,669       60,135       53,105        9,703      431,612      102,000       533,612
Income taxes*                   77,729       45,898       26,155       47,799      197,581      (33,700)      163,881
----------------------------------------------------------------------------------------------------------------------
     Net income            $   148,430  $    87,647  $    49,946  $    91,271  $   377,294  $   (68,300) $    308,994
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,899  $    20,192  $        43  $     6,428  $    52,562
   Total assets                 30,010       21,623          247       22,328       74,208
   Deposits                     42,087        5,117          656        5,279       53,139
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                   For the quarter ended September 30, 1999
                           -------------------------------------------------------------------------------------------
                                                                                                 Merger-
                               Consumer    Wholesale                                             Related
                                Banking      Banking        Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $   374,445  $   148,611  $    14,331  $   137,740  $   675,127  $            $    675,127
Provision for loan losses       42,953        9,939          115       (5,182)      47,825       7,500         55,325
Noninterest income             182,787       48,756      110,115        6,963      348,621                    348,621
Noninterest expense            351,284       61,913       56,970        7,922      478,089     362,500        840,589
Income taxes*                   58,126       44,758       24,020       50,621      177,525     (78,051)        99,474
----------------------------------------------------------------------------------------------------------------------
     Net income            $   104,869  $    80,757  $    43,341  $    91,342  $   320,309  $ (291,949)  $     28,360
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,650  $    17,226  $        78  $     6,860  $    49,814
   Total assets                 30,104       18,971          448       24,222       73,745
   Deposits                     43,521        5,590          667        1,598       51,376
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                   For the nine months ended September 30, 2000
                           -------------------------------------------------------------------------------------------
                                                                                                 Merger-
                               Consumer    Wholesale                                             Related
                                Banking      Banking        Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $ 1,179,535  $   441,476  $    50,003  $   386,435  $ 2,057,449  $            $  2,057,449
Provision for loan losses      136,415       30,765         (197)     (12,040)     154,943                    154,943
Noninterest income             558,604      165,130      343,583       40,471    1,107,788                  1,107,788
Noninterest expense            949,920      187,268      162,531       27,007    1,326,726      220,800     1,547,526
Income taxes*                  233,274      139,067       82,763      147,428      602,532      (73,300)      529,232
----------------------------------------------------------------------------------------------------------------------
     Net income            $   418,530  $   249,506  $   148,489  $   264,511  $ 1,081,036  $  (147,500) $    933,536
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,888  $    19,478  $        39  $     6,305  $    51,710
   Total assets                 29,575       20,768          335       22,909       73,587
   Deposits                     42,868        5,340          639        3,724       52,571
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

                                                   For the nine months ended September 30, 1999
                           -------------------------------------------------------------------------------------------
                                                                                                 Merger-
                               Consumer    Wholesale                                             Related
                                Banking      Banking        Trust    Treasury        Total      Expenses  Consolidated
----------------------------------------------------------------------------------------------------------------------
Net interest income*       $ 1,088,021  $   447,877  $    53,697  $   432,354  $ 2,021,949  $       --   $  2,021,949
Provision for loan losses      126,393       31,147           17      (21,505)     136,052       7,500        143,552
Noninterest income             540,801      141,953      324,767       33,622    1,041,143          --      1,041,143
Noninterest expense          1,089,734      200,362      175,506       24,377    1,489,979     407,600      1,897,579
Income taxes*                  146,098      126,846       71,841      163,918      508,703     (94,015)       414,688
----------------------------------------------------------------------------------------------------------------------
     Net income            $   266,597  $   231,475  $   131,100  $   299,186  $   928,358  $ (321,085)  $    607,273
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Average balances:
   Loans                   $    25,341  $    16,705  $        75  $     7,004  $    49,125
   Total assets                 29,822       18,557          320       25,123       73,822
   Deposits                     44,219        5,886          581        1,516       52,202
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

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


Note 12. Recent Accounting Pronouncements
-----------------------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999 SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date to January 1, 2001.

Firstar enters into commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking business. These commitments will be considered derivatives and carried at fair value. These derivatives are used to hedge both loans held for sale and unfunded loan commitments. SFAS No. 133 and its related interpretations do not currently address the hedging opportunities for this activity. Until further interpretations are issued by the FASB, Firstar cannot determine the impact, if any, that this standard could have on its mortgage banking activities.

Firstar also uses interest rate swaps to hedge the fair value of certain assets and liabilities. The changes in the fair values of these derivatives will be offset in the income statement by changes in the hedged items' fair value. We have evaluated the impact of the adoption of SFAS 133 and have determined, based on current market information, that it will not have a material impact on the company.

In September 2000 the Financial Accounting Standards Board SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment's of Liabilities." The statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but it also carries over most of SFAS No. 125's provisions without modification. It is effective for transactions occurring after March 31, 2001. Disclosures about securitizations are effective on December 31, 2000. The adoption of this statement will not have any material impact on Firstar's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Net income of Firstar Corporation ("Firstar") for the quarter ended September 30, 2000 was $309.0 million compared with $28.4 million in the third quarter of 1999. Diluted earnings per common share was $.32 for the third quarter of 2000, compared to $.03 for the same period of the prior year. Net income for the first nine months of 2000 was $933.5 million compared with $607.3 million in the same period of 1999. Diluted earnings per share for the first nine months of 2000 was $.96 compared to $.60 in the same period of 1999.

Net income before merger-related charges was $377.3 million in the third quarter of 2000, a 17.8% increase over the $320.3 million in the same period of last year. Net income before merger related charges for the first nine months of 2000 was $1.081 billion, a 16.4% increase over the $928.4 million in the same period of last year. Diluted earnings per share before merger-related charges was $.39 in the third quarter of 2000, compared to $.32 in the same quarter of last year, an increase of 21.9%. Diluted earnings per share before merger charges for the first nine months of 2000 was $1.11, a 20.7% increase over $.92 for the same period last year. Return on average assets before merger-related charges was 2.02% in the third quarter of 2000 compared to 1.72% in the same period of last year and 1.96% for the first nine months of 2000 compared to 1.68% for the same period of last year. Return on average equity before merger-related charges was 23.71% in the third quarter of 2000 compared to 19.06% in the same period of last year and 22.74% for the first nine months of 2000 compared to 18.37% for the same period of last year.

The improvement in net income before merger-related charges for both the quarter and first nine months of 2000 resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs.

Total assets at September 30, 2000 were $74.5 billion compared to $72.8 billion at December 31, 1999, while total earning assets were $67.4 billion at September 30, 2000 compared to $65.3 billion at last year-end. Continued restructuring of the balance sheet occurred during the first nine months of 2000 with the sale of residential mortgage loans from the loan portfolio and changes in the mix of investment securities. Loan growth was strong in both the commercial and retail portfolios during the period.

Total loans were $53.4 billion at September 30, 2000 compared to $50.6 billion at year-end 1999. Residential real estate loans have declined reflecting management's decision to sell $1.7 billion of the residential loan portfolio. Excluding residential real estate loans, total loans increased $5.1 billion, or 12.1%, since December 31, 1999. Specifically, retail loans, which include such areas as installment lending, auto leasing and credit card services have increased $2.8 billion, or 20.5%, led by a $1.6 billion, or 81.6%, increase in retail leases. Specialized lending and corporate loans increased $1.6 billion or 9.1% since December 31, 1999. Commercial and construction real estate loans increased $739 million or 6.7% since December 31, 1999. In the third quarter of 1998, Firstar established a loan conduit, Stellar Funding Group, Inc. At September 30, 2000, $3.0 billion of short term, high quality, low yielding commercial assets had been funded in the conduit compared to $1.7 billion at December 31, 1999.

Total investment securities were $12.7 billion at September 30, 2000 compared to $13.1 billion at year-end 1999. At September 30, 2000 the net unrealized loss on available for sale securities was $70.4 million and the related after tax decrease to shareholders' equity was $45.7 million. Loans held for sale were $1.1 billion at September 30, 2000 compared to $625 million at December 31, 1999. This increase resulted from increased loan originations during the first nine months of 2000.

Total deposits were $53.3 billion at September 30, 2000, an increase of $1.4 billion, or 2.7%, from year-end 1999. Non-interest bearing demand deposit balances declined by $860 million from year-end when deposit levels typically peak. Interest-bearing deposits increased by $2.3 billion from December 31, 1999 due to a $2.5 billion increase in large denomination institutional CDs, brokered CDs and Eurodollar time deposits. Merger-related branch divestitures reduced deposits by $135 million during the first nine months of 2000. The shift in consumers' deposit preferences continues with reductions in savings, MMDA and NOW accounts, collectively down by $1.6 billion. Retail deposit customers are seeking higher yields in deposit accounts and alternative investment vehicles. Short-term borrowed funds of $9.4 billion at September 30, 2000 were up $1.1 billion since year-end 1999 as additional funding was necessary to replace the reduced levels of core deposits and to fund both earning asset growth and the stock buyback program.

Results of Operations
Net interest income on a taxable equivalent basis, was $689.7 million in the third quarter of 2000, an increase of $14.6 million, or 2.2%, as compared to the third quarter of 1999. Without the impact of the stock buyback program, net interest income would have increased $26.2 million, or 3.9%, over the third quarter of 1999. The increase in net interest income was due to a higher net interest margin and increased average earning assets. Average earning assets for the third quarter of 2000 were $67.2 billion, an increase of $598 million from the same period of 1999.

Net interest income on a taxable equivalent basis, was $2.057 billion in the first nine months of 2000, an increase of $35.5 million, or 1.8%, as compared to the same period of 1999. Without the impact of the stock buyback program, net interest income would have increased $58.8 million, or 2.9%, over the first nine months of 1999. The increase in net interest income was due to a higher net interest margin and an improved mix of earning assets. Average earning assets for the first nine months of 2000 were $66.5 billion, up slightly from $66.4 billion in the same period of 1999.

Year-to-date average retail loans increased by $2.9 billion or 24.1%, which included a 74.5% increase in leases; a 17.5% increase in home equity loans; a 16.1% increase in installment lending and a 13.7% increase in credit card loans. Year-to-date average commercial loans rose by $2.1 billion, or 12.8%. Year-to-date average total real estate loans declined by $2.3 billion or 11.2%. Commercial mortgage and construction loans increased by $679 million or 6.3%. This growth was offset by a $3.0 billion decline in average residential mortgage loans partially due to the sale of $1.7 billion of portfolio mortgages in the first nine months of 2000 along with scheduled maturities and prepayments.

Year-to-date average investment securities were reduced by $2.0 billion, or 13.2%, due to merger-related sales and restructuring of the investment portfolio. The change in mix of assets from lower yielding investment securities and residential mortgages to higher yielding loans has largely contributed to the increase in net interest income.

Firstar's major market risk exposure is to changing interest rates. To minimize the volatility of net interest income and exposure to economic loss, Firstar manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset/Liability Policy Committee ("ALPC"). The ALPC has the responsibility for approving and ensuring compliance with asset/liability management policies of Firstar, including interest rate risk exposure, off-balance-sheet activity and the investment portfolio position.

One of the primary tools to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is simulation analysis. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or downward gradual change of market interest rates over a one year time period. Asset/liability policy guidelines indicate that a 300 basis point up or down change in interest rates cannot result in more than a 7.5 percent change in net interest income, as compared to a base case, without approval by the Board of Directors and a strategy in place to reduce interest rate risk below the maximum level. At September 30, 2000, the impact of these rate changes on net interest income was well within policy guidelines. Firstar has not experienced any material changes to its market risk position since December 31, 1999, from that disclosed in the 1999 Form 10-K Annual Report.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 1 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(dollars in thousands)


                                          Third Quarter, 2000                      Third Quarter, 1999
                                ------------------------------------     -------------------------------------
                                       Daily                 Average            Daily                  Average
                                     Average       Interest     Rate          Average       Interest      Rate
                                ------------   ------------  -------     ------------   ------------  --------
ASSETS:
Commercial loans                $ 18,778,026   $    414,154    8.78%     $ 16,686,323   $    326,215     7.76%
Real estate loans                 18,079,472        374,157    8.25        20,695,234        405,517     7.80
Retail loans                      15,704,330        362,021    9.17        12,432,611        275,432     8.79
                                ------------   ------------              ------------    -----------
     Total loans                  52,561,828      1,150,332    8.71        49,814,168      1,007,164     8.04
Loans held for sale                1,553,865         31,121    8.01         1,389,305         25,168     7.25
Investment securities             12,835,483        230,127    7.17        14,912,638        242,707     6.51
Money market investments             280,232          5,035    7.15           517,407          6,292     4.82
                                ------------   ------------              ------------    -----------
     Total interest-
        earning assets            67,231,408      1,416,615    8.40%       66,633,518      1,281,331     7.65%
Cash and due from banks            3,157,819                                3,212,447
Allowance for loan losses           (724,025)                                (711,088)
Other assets                       4,542,362                                4,609,764
                                ------------                             ------------
     Total assets               $ 74,207,564                             $ 73,744,641
                                ------------                             ------------
                                ------------                             ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW                 $  9,485,675         38,682    1.62%     $ 10,434,695         46,987     1.79%
Money market deposit accounts      9,842,183        111,592    4.51        10,435,905        104,337     3.97
Time deposits                     24,346,923        361,644    5.91        20,809,494        264,171     5.04
Short-term borrowings              9,190,183        141,240    6.11         8,842,015        106,455     4.78
Long-term debt                     4,322,956         73,735    6.81         5,779,789         84,254     5.80
                                ------------   ------------              ------------    -----------
     Total interest-bearing
        liabilities               57,187,920        726,893    5.06%       56,301,898        606,204     4.27%
Noninterest-bearing deposits       9,463,945                                9,695,888
Other liabilities                  1,226,290                                1,079,081
Shareholders' equity               6,329,409                                6,667,774
                                ------------                             ------------
     Total liabilities and
       shareholders' equity     $ 74,207,564                             $ 73,744,641
                                ------------                             ------------
                                ------------                             ------------
Net interest revenue/margin                    $    689,722    4.09%                    $    675,127     4.04%
                                                -----------                              -----------
                                                -----------                              -----------
Interest rate spread                                           3.34                                      3.38

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing a marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of nonaccruing loans is included in average amounts outstanding.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 AVERAGE BALANCE SHEETS AND AVERAGE RATES
(Dollars in thousands)


                                   Year through September 30, 2000           Year through September 30, 1999
                                -------------------------------------     -------------------------------------
                                       Daily                  Average            Daily                  Average
                                     Average       Interest      Rate          Average       Interest      Rate
                                ------------   ------------   -------     ------------   ------------  --------
ASSETS:
Commercial loans                $ 18,318,177   $  1,175,385     8.57%     $ 16,238,669   $    932,583     7.68%
Real estate loans                 18,677,622      1,133,394     8.10        21,025,522      1,230,195     7.81
Retail loans                      14,714,122        998,804     9.07        11,861,129        790,339     8.91
                                ------------    -----------               ------------    -----------
     Total loans                  51,709,921      3,307,583     8.54        49,125,320      2,953,117     8.03
Loans held for sale                1,314,462         77,153     7.83         1,449,800         78,289     7.20
Investment securities             13,153,622        697,961     7.07        15,145,450        739,148     6.51
Money market investments             368,367         18,231     6.61           636,848         24,715     5.19
                                ------------    -----------               ------------    -----------
     Total interest-
        earning assets            66,546,372      4,100,928     8.23%       66,357,418      3,795,269     7.64%
Cash and due from banks            3,197,793                                 3,336,294
Allowance for loan losses           (717,429)                                 (709,473)
Other assets                       4,560,167                                 4,838,229
                                ------------                              ------------
     Total assets               $ 73,586,903                              $ 73,822,468
                                ------------                              ------------
                                ------------                              ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and NOW                 $  9,852,792        122,763     1.66%     $ 10,692,295        145,974     1.83%
Money market deposit accounts     10,011,434        328,734     4.39        10,365,937        303,674     3.92
Time deposits                     23,083,109        974,444     5.64        21,172,143        806,291     5.09
Short-term borrowings              8,940,422        393,036     5.87         7,806,144        268,852     4.60
Long-term debt                     4,548,231        224,502     6.59         5,875,028        248,529     5.65
                                ------------    -----------               ------------    -----------
     Total interest-bearing
        liabilities               56,435,988      2,043,479     4.84%       55,911,547      1,773,320     4.24%
Noninterest-bearing deposits       9,623,714                                 9,971,557
Other liabilities                  1,178,100                                 1,182,425
Shareholders' equity               6,349,101                                 6,756,939
                                ------------                              ------------
     Total liabilities and
       shareholders' equity     $ 73,586,903                              $ 73,822,468
                                ------------                              ------------
                                ------------                              ------------
Net interest revenue/margin                    $  2,057,449     4.13%                    $  2,021,949     4.07%
                                                -----------                               -----------
                                                -----------                               -----------
Interest rate spread                                            3.39                                      3.40

Note:  Interest and average rate are presented on a fully-taxable equivalent basis.  Taxable equivalent amounts are calculated utilizing a marginal federal income tax rate of 35 percent.  The yield on available for sale securities is based upon historical cost balances.  The total of nonaccruing loans is included in average amounts outstanding.

The loan loss provision charged to earnings in the third quarter of 2000 was $58.2 million, compared to $47.8 million in the third quarter of 1999, excluding the merger-related provision of $7.5 million in the third quarter of 1999. For the first nine months of 2000 the provision for loan losses was $154.9 million compared to $143.5 million in the same period of last year, excluding the 1999 merger related provision noted above. Net loan charge-offs were $152.2 million in the first nine months
of 2000 compared to $133.9 million a year earlier.   For the first nine
months of 2000, net charge-offs were .39% of average loans compared with .36% in the same period of last year.

Noninterest income is a significant source of revenue for Firstar, representing 35.2% of tax equivalent net revenue in the third quarter of 2000 and 35.0% for the first nine months of 2000. This compares with 34.1% in the third quarter of last year and 33.7% in the first nine months of last year, excluding net securities gains. Noninterest income, excluding net securities gains, increased by $24.8 million, or 7.1%, to a level of $374.9 million in the third quarter of 2000 when compared to the same quarter of last year. For the first nine months of the year noninterest income, excluding net securities gains, increased by $81.3 million, or 7.9%, to a level of $1.108 billion.

Trust income is the largest source of noninterest income for Firstar and in the first nine months of 2000 increased $24.4 million, or 7.8% due to new business in all product lines. Additionally, this year's trust income benefited from one-time changes to accrual procedures, which increased revenues by $3.7 million in the first quarter of this year. Retail deposit income increased $16.5 million, or 11.5%, due to an increased customer base, transaction volumes and new pricing policies. Credit card income increased $18.7 million, or 23.0%, due to an expanded customer base and increased card usage. Electronic banking income increased $6.2 million, or 22.2%, as a result of growing customer usage, additional service features, an expanded network and a $2.9 million one-time credit from resolution of reconciling issues recorded in the first quarter of this year. Cash management income increased by $7.1 million, or 6.8%, due to new business development, an expanded product line and also included one-time changes in accrual procedures, which increased revenues by $4.4 million primarily in the first quarter. Mortgage banking revenue declined by $2.2 million, or 1.9%, with reduced gains from the sale of loans of $28.9 million partially offset by increased gains on the sale of servicing rights of $18.2 million and higher net servicing income. Securitization revenue increased by $29.2 million or 113.0% due to the establishment and continued placement of loans and investments in conduits which provide management and referral fees to Firstar. Brokerage revenue declined as a result of the outsourcing of this activity to a third party broker. Table 3 shows the components of noninterest income.

Noninterest expense, excluding merger-related expenses, totaled $431.6 million, a decrease of $46.5 million, or 9.7%, from the third quarter of 1999. For the first nine months of 2000 noninterest expense, excluding merger-related charges, totaled $1.327 billion, a decrease of $163.3 million, or 11.0%, from the same period of last year.

Staff expense for the first nine months of 2000 decreased $149.0 million, or 19.4%. This decrease results primarily from staff reductions in support and back room operations as a result of mergers, as well as lower incentive accruals. In addition, staff expenses were reduced as a result of the outsourcing of the brokerage business. Offsetting these decreases, somewhat, were increases in staff as a result of opening new branch and in-store locations. Pension and benefits costs also decreased as a result of merging the separate companies' plans, benefiting from a reduced headcount and an alignment of certain provisions of the previously separate plans including assumptions used in determining pension values. In addition, a higher amount of loan costs were deferred as a result of the benefits gained from merging the separate companies' loan systems and capitalization of loan origination cost policies.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST INCOME
(dollars in thousands)


                                                                 % Increase/                                           % Increase/
                                    Third Quarter         Change  (decrease)    Year Through September 30,     Change   (decrease)
                            -----------------------   From Prior                -------------------------  From Prior
                                  2000         1999       Period   2000/1999           2000         1999       Period    2000/1999
                            ------------------------------------------------    --------------------------------------------------
Trust income                $  111,151   $  105,705   $    5,446       5.2 %    $   338,363  $   314,005   $   24,358        7.8 %
Mortgage banking:
 Origination and sales          21,431       21,910         (479)     (2.2)          55,958       84,858      (28,900)     (34.1)
 Loan Servicing, net            11,124        9,060        2,064      22.8           34,091       25,598        8,493       33.2
 Gain on sale of servicing       6,032        6,520         (488)     (7.5)          26,686        8,507       18,179      213.7
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total mortgage banking      38,587       37,490        1,097       2.9          116,735      118,963       (2,228)      (1.9)
Retail deposit fees             56,409       49,108        7,301      14.9          159,479      143,012       16,467       11.5
Cash management income          38,200       36,574        1,626       4.4          110,861      103,808        7,053        6.8
Credit card income              35,656       28,793        6,863      23.8           99,901       81,248       18,653       23.0
ATM income                      11,147       10,147        1,000       9.9           34,319       28,080        6,239       22.2
Brokerage revenue                5,399       10,365       (4,966)    (47.9)          16,966       31,533      (14,567)     (46.2)
International income            10,979       10,556          423       4.0           31,438       28,918        2,520        8.7
Bank owned life insurance       10,224        7,500        2,724      36.3           24,914       18,262        6,652       36.4
Insurance commissions            7,276        6,518          758      11.6           21,006       21,205         (199)      (0.9)
Securitization revenue          17,328        9,270        8,058      86.9           54,949       25,793       29,156      113.0
All other income                32,516       38,086       (5,570)    (14.6)          98,750      111,563      (12,813)     (11.5)
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Subtotal                   374,872      350,112       24,760       7.1        1,107,681    1,026,390       81,291        7.9
Investment securities
  gains/(losses)--net               93       (1,491)       1,584       n/m              107       14,753      (14,646)     (99.3)
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total noninterest
      income                $  374,965   $  348,621   $   26,344       7.6 %    $ 1,107,788  $ 1,041,143   $   66,645        6.4 %
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------

n/m = not meaningful

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 NONINTEREST EXPENSE
(dollars in thousands)


                                                                 % Increase/                                           % Increase/
                                    Third Quarter         Change  (decrease)    Year Through September 30,     Change   (decrease)
                            -----------------------   From Prior                -------------------------- From Prior
                                  2000         1999       Period   2000/1999           2000         1999       Period    2000/1999
                            ------------------------------------------------    --------------------------------------------------
Salaries                    $  175,656   $  214,578   $  (38,922)    (18.1)%    $   549,279  $   656,210   $ (106,931)     (16.3)%
Pension and other
  employee benefits             18,347       32,742      (14,395)    (44.0)          71,474      113,572      (42,098)     (37.1)
Equipment expense               35,892       36,484         (592)     (1.6)         106,714      110,367       (3,653)      (3.3)
Occupancy expense--net          40,327       41,092         (765)     (1.9)         120,941      124,901       (3,960)      (3.2)
Amortization of intangible
  assets                        30,091       30,139          (48)     (0.2)          90,290       90,862         (572)      (0.6)
Outside services                26,273       27,498       (1,225)     (4.5)          80,724       90,166       (9,442)     (10.5)
Postage and courier             17,577       17,875         (298)     (1.7)          52,643       53,519         (876)      (1.6)
Marketing expense                9,045       11,396       (2,351)    (20.6)          25,325       37,441      (12,116)     (32.4)
Professional services            6,570        5,677          893      15.7           19,131       19,560         (429)      (2.2)
Travel and entertainment         6,783        6,148          635      10.3           19,947       18,603        1,344        7.2
Stationery and supplies          9,895        8,849        1,046      11.8           30,304       28,322        1,982        7.0
Communication expense           12,830       12,173          657       5.4           37,117       36,057        1,060        2.9
All other expense               42,326       33,438        8,888      26.6          122,837      110,399       12,438       11.3
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Subtotal                   431,612      478,089      (46,477)     (9.7)       1,326,726    1,489,979     (163,253)     (11.0)
Merger related expenses        102,000      362,500     (260,500)    (71.9)         220,800      407,600     (186,800)     (45.8)
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total noninterest
      expense               $  533,612   $  840,589   $ (306,977)    (36.5)%    $ 1,547,526  $ 1,897,579   $ (350,053)     (18.4)%
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------

n/m = not meaningful


Occupancy expenses declined $4.0 million, or 3.2%, due to the consolidation of facilities related to recent mergers. Marketing costs declined $6.0 million, or 19.2%, from the first nine months of last year. Table 4 shows the components of noninterest expenses.

Excluding merger-related costs, Firstar's efficiency ratio was 40.54% in the third quarter of 2000, a significant improvement over the 46.70% for the same quarter of last year. For the first nine months of 2000 the efficiency ratio was 41.92% compared to 48.64% in the same period of last year.

Merger-related charges totaled $102.0 million in the third quarter of 2000 compared to $362.5 million in the same period of last year. For the first nine months of 2000, merger related charges totaled $220.8 million compared to $407.6 million in the same period of last year. In the first quarter of 2000, total merger-related charges for the Star Banc Corporation/Firstar and the Firstar/Mercantile mergers were estimated to be $920.0 million. This is now anticipated to be $985.0 million for both mergers, of which $915.8 million has been expensed through September 30, 2000. The estimated increase of $65.0 million is related to higher severance, retention and employee related charges as well as other conversion costs. As a result of these mergers, significantly higher cost savings have been achieved than were originally estimated. Note 7 to the financial statements provides a summary of merger-related costs and activity in the accrual accounts.

The effective income tax rate, before merger related charges, was 34.4% in the first nine months of 2000 compared to 33.1% in the same period of last year. The increase in the effective tax rate was due to a tax refund recognized in 1999 along with lower tax exempt revenues relative to taxable income. The effective tax rate for the third quarter of 2000 declined to 33.1% reflecting current tax planning strategies involving tax-exempt income, deductions and state tax liabilities.

Asset Quality
As of September 30, 2000, the allowance for loan losses was $717.6 million, or 1.34% of loans outstanding compared to 1.41% at December 31, 1999 and 1.47% a year earlier. The decrease from the prior year resulted from a change in the management of problem loans as a result of the merger when a more aggressive charge-off policy had been adopted. The allowance as a percentage of nonperforming loans was 259% at September 30, 2000 compared to 341% at December 31, 1999 and 326% a year earlier.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 5 SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)


                                             Third Quarter                          Nine Months
                                   -------------------------------        -------------------------------
                                           2000               1999               2000                1999
                                   ------------       ------------       ------------        ------------
Average loans                      $ 52,561,828       $ 49,814,168       $ 51,709,921        $ 49,125,320
                                   ------------       ------------       ------------        ------------
                                   ------------       ------------       ------------        ------------

Allowance for loan losses:

  Balance - beginning of period    $    717,631       $     714,430      $     714,898       $     704,846

  Charge-offs:
    Commercial                          (23,940)            (31,082)           (68,282)            (63,347)
    Commercial real estate               (3,323)             (3,289)            (7,381)             (7,273)
    Residential real estate              (2,182)             (3,832)            (6,238)            (10,425)
    Credit card                         (17,851)            (16,246)           (55,701)            (52,622)
    Other retail                        (27,084)            (21,925)           (70,180)            (55,706)
                                   ------------        ------------       ------------        ------------
      Total charge-offs                 (74,380)            (76,374)          (207,782)           (189,373)
                                   ------------        ------------       ------------        ------------

  Recoveries:
    Commercial                            4,878               9,063             20,777              20,302
    Commercial real estate                  841               1,160              3,787               4,074
    Residential real estate                 137                 170                257                 394
    Credit card                           2,602               5,104              9,623              13,050
    Other retail                          7,706               5,669             21,112              17,702
                                   ------------        ------------       ------------        ------------
      Total recoveries                   16,164              21,166             55,556              55,522
                                   ------------        ------------       ------------        ------------

        Net charge-offs                 (58,216)            (55,208)          (152,226)           (133,851)

  Provision charged to earnings          58,200              55,325            154,943             143,552
                                   ------------        ------------       ------------        ------------
  Balance - end of period          $    717,615       $     714,547      $     717,615       $     714,547
                                   ------------        ------------       ------------        ------------
                                   ------------        ------------       ------------        ------------

Ratio of net charge-offs to average
  loans:
    Commercial                             0.40%               0.52%              0.35%               0.35%
    Commercial real estate                 0.09%               0.08%              0.04%               0.04%
    Residential real estate                0.13%               0.15%              0.11%              11.30%
    Credit card                            4.08%               3.50%              4.33%               4.23%
    Other Retail                           0.54%               0.44%              0.39%               0.36%
                                       --------            --------           --------            --------
  Total loans                              0.44%               0.44%              0.39%               0.36%
                                       --------            --------           --------            --------
                                       --------            --------           --------            --------

Table 5 provides a summary of activity in the allowance for loan losses by type of loan. Net charge-offs totaled $58.2 million in the third quarter of 2000 compared with $55.2 million in the same period of last year. For the first nine months of 2000 net charge-offs were $152.2 million compared with $133.9 million in the same period of last year. Annualized net charge-offs as a percent of average loans were 0.44% in both the third quarter of 2000 and 1999. For the first nine months of this year annualized net charge-offs were .39% compared to .36% in the same period of last year. Credit card net charge-offs increased from 4.23% of average outstandings in 1999 to 4.33% in the first nine months of 2000. Commercial loan net charge-offs were unchanged from a level of .35% of average outstandings for the first nine months of 1999. Other retail lending net charge-offs increased from .36% of average outstandings in 1999 to .39% in the current period. Net charge-offs for the fourth quarter of 2000 are anticipated to approximate third quarter of 2000 net charge-offs.

Nonperforming assets, as shown in Tables 6 and 7, were $297.0 million at September 30, 2000. This is an increase of $68.1 million from December 31, 1999 and $56.7 million from a year earlier. Measured as a percent of loans and other real estate, nonperforming assets have increased from
 .49% at September 30, 1999 to .56% at September 30, 2000. Approximately one-half of the increase in nonperforming assets over year-end was due to several large shared national credits recently downgraded.

Management believes that the allowance for loan losses at September 30, 2000 was adequate to absorb all anticipated losses existing in the loan portfolio as of that date. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates.

Capital Resources
Total shareholders' equity was $6.2 billion at September 30, 2000, a decrease of $116.7 million from December 31, 1999 and $244.0 million from a year earlier. These declines are the result of strong core earnings offset by dividend payments, merger-related charges, stock repurchase program and unrealized losses on investment securities reflected in other comprehensive income. The tangible common ratio was 6.55% at September 30, 2000, compared to 6.83% at December 31, 1999 and 7.03% a year earlier. The ratio of total shareholders' equity to total assets was 8.31% at September 30, 2000 compared to 8.67% at December 31, 1999 and 9.02% at September 30, 1999.

Banking industry regulators define minimum capital requirements for bank holding companies. At September 30, 2000, Firstar's Tier I and Total Risk-Based Capital ratios amounted to 7.51% and 10.40%, respectively, well above the minimum requirements of 4.00% for Tier
I and 8.00% for Total Risk-Based Capital. This compares to Tier I and Total Risk-Based Capital ratios of 8.60% and 10.70% at September 30, 1999. Regulatory authorities have also established a minimum leverage ratio of 4.00%, which is defined as Tier I equity to average quarterly assets. At September 30, 2000, Firstar's leverage ratio was 7.20% compared to 7.43% at September 30, 1999. These declines since 1999 were due to the stock repurchase program and changes in balance sheet mix of earning assets. These regulatory ratios continue to be in excess of stated regulatory "well capitalized" requirements.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 6 NONPERFORMING ASSETS
(dollars in thousands)



                             September 30,   December 31,  September 30,
                                      2000           1999           1999
                             -------------   ------------  -------------
Loans on nonaccrual status:
  Commercial                    $  185,735     $   89,168     $   87,133
  Residential mortgage              26,960         36,806         56,562
  Commercial mortgage               44,241         57,733         53,381
  Construction and land
    development                      6,286          6,309          4,290
  Retail loans                      12,939         17,980         16,300
                                ----------     ----------     ----------
    Total nonaccrual loans         276,161        207,996        217,666

Loans which have been
  renegotiated                       1,073          1,664          1,605
                                ----------     ----------     ----------

    Total nonperforming loans      277,234        209,660        219,271

Other real estate owned             19,770         19,272         21,017
                                ----------     ----------     ----------

    Total nonperforming
      assets                    $  297,004     $  228,932     $  240,288
                                ----------     ----------     ----------
                                ----------     ----------     ----------

Percentage of nonperforming
  loans to loans                      0.52%          0.41%          0.45%


Percentage of nonperforming
  assets to loans and other
  real estate owned                   0.56%          0.45%          0.49%



Loans past due 90 days
  or more                       $  173,301     $  122,760     $  122,047
                                ----------     ----------     ----------
                                ----------     ----------     ----------

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 7 COMPOSITION OF NONPERFORMING LOANS
(dollars in thousands)

                                                September 30, 2000
                              ------------------------------------------------------------------
                                             Nonperforming Loans                         90 Days
                              ---------------------------------------------------
                                                                                              or
                                   Non-      Restruc-                  Percentage           More
                                accrual         tured         Total      of Loans       Past Due
                              ---------      --------     ---------    ----------     ----------
Commercial loans:

  Corporate                   $  167,635      $    28     $ 167,663        1.12 %     $   27,392

  Commercial leasing              18,100          -          18,100        0.45               30
                               ---------      -------     ---------                    ---------
    Total commercial loans       185,735           28       185,763        0.98           27,422
                               ---------      -------     ---------                    ---------

Real estate loans:

  Residential                     26,960          -          26,960        0.42           51,191

  Commercial mortgage             44,241           44        44,285        0.48           15,073

  Construction/land
    development                    6,286          -           6,286        0.24            4,409
                               ---------      -------     ---------                    ---------
    Total real estate loans       77,487           44        77,531        0.43           70,673
                               ---------      -------     ---------                    ---------

Retail loans:

  Other retail                     7,540        1,001         8,541        0.08           43,406

  Credit cards                     5,399          -           5,399        0.35           26,460

  Retail leasing                     -            -             -           -              5,340
                               ---------      -------     ---------                    ---------
    Total retail loans            12,939        1,001        13,940        0.09           75,206
                               ---------      -------     ---------                    ---------
    Total loans               $  276,161      $ 1,073     $ 277,234        0.52 %     $  173,301
                               ---------      -------     ---------     -------        ---------
                               ---------      -------     ---------     -------        ---------


                                                December 31, 1999
                              ------------------------------------------------------------------
                                             Nonperforming Loans                         90 Days
                              ---------------------------------------------------
                                                                                              or
                                     Non-    Restruc-                  Percentage           More
                                  accrual       tured         Total      of Loans       Past Due
                              -----------    --------     ---------    ----------      ---------
Commercial loans:

  Corporate                   $   76,382      $    87     $  76,469        0.49 %     $   12,819

  Commercial leasing              12,786          -          12,786        0.70               17
                               ---------      -------     ---------                    ---------
    Total commercial loans        89,168           87        89,255        0.51           12,836
                               ---------      -------     ---------                    ---------

Real estate loans:

  Residential                     36,806          -          36,806        0.42           47,778

  Commercial mortgage             57,733        1,577        59,310        0.67           11,281

  Construction/land
    development                    6,309          -           6,309        0.29            2,585
                               ---------      -------     ---------                    ---------
    Total real estate loans      100,848        1,577       102,425        0.52           61,644
                               ---------      -------     ---------                    ---------

Retail loans:

  Other retail                    12,563          -          12,563        0.12           25,827

  Credit cards                     4,960          -           4,960        0.35           20,210

  Retail leasing                     457          -             457        0.02            2,243
                               ---------      -------     ---------                    ---------
    Total retail loans            17,980          -          17,980        0.13           48,280
                               ---------      -------     ---------                    ---------
    Total loans               $  207,996      $ 1,664     $ 209,660        0.41 %     $  122,760
                               ---------      -------     ---------     -------        ---------
                               ---------      -------     ---------     -------        ---------


                                                September 30, 1999
                              ------------------------------------------------------------------
                                             Nonperforming Loans                         90 Days
                              ---------------------------------------------------
                                                                                              or
                                     Non-    Restruc-                  Percentage           More
                                  accrual       tured         Total      of Loans       Past Due
                              -----------    --------     ---------    ----------      ---------
Commercial loans:

  Corporate                   $   73,705      $    92     $  73,797        0.50 %     $   16,535

  Commercial leasing              13,428          -          13,428        0.84              375
                               ---------      -------     ---------                    ---------
    Total commercial loans        87,133           92        87,225        0.53           16,910
                               ---------      -------     ---------                    ---------

Real estate loans:

  Residential                     56,562          -          56,562        0.64           48,006

  Commercial mortgage             53,381          -          53,381        0.60            9,734

  Construction/land
    development                    4,290          -           4,290        0.22            4,084
                               ---------      -------     ---------                    ---------
    Total real estate loans      114,233          -         114,233        0.58           61,824
                               ---------      -------     ---------                    ---------

Retail loans:

  Other retail                    11,813        1,513        13,326        0.14           22,221

  Credit cards                     3,957          -           3,957        0.30           19,555

  Retail leasing                     530          -             530        0.03            1,537
                               ---------      -------     ---------                    ---------
    Total retail loans            16,300        1,513        17,813        0.14           43,313
                               ---------      -------     ---------                    ---------
    Total loans               $  217,666      $ 1,605     $ 219,271        0.45 %     $  122,047
                               ---------      -------     ---------     -------        ---------
                               ---------      -------     ---------     -------        ---------


On April 11, 2000, the Board of Directors approved an additional common stock repurchase program of 100 million shares to be completed during the next two years. The reacquired common shares will be held as treasury shares for reissuance for various corporate purposes, including employee stock option plans. During the second and third quarters of 2000 Firstar repurchased 24.4 million shares at a cost of $567 million. On October 4, 2000, the Board of Directors rescinded its prior authority to repurchase up to 100 million shares of its common stock. This action was taken in unison with the announcement that Firstar had signed a definitive agreement to merge with U.S. Bancorp.

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


November 14, 2000           /s/ Jerry A. Grundhofer
-----------------           ------------------------------------------
     Date                   Jerry A. Grundhofer
                            President and Chief Executive Officer

November 14, 2000           /s/ David M. Moffett
-----------------           ------------------------------------------
     Date                   David M. Moffett
                            Vice Chairman and Chief Financial Officer

November 14, 2000            /s/ James D. Hogan
-----------------           ------------------------------------------
     Date                   James D. Hogan
                            Executive Vice President and Controller