Form 10-K/A
period 1999-12-31
FIRSTAR CORP /NEW/
filed 2001-01-10
CIK 1074023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

(b)     Form 8-k

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized as of January 10, 2001.

                                              FIRSTAR CORPORATION

                                              /s/ Jerry A. Grundhofer
                                              ----------------------------------
                                              Jerry A. Grundhofer
                                              President, Chief Executive Officer
                                              and Director

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated as of January 10, 2001.


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