Form 10-Q/A
period 2000-03-31
FIRSTAR CORP /NEW/
filed 2001-01-10
CIK 1074023

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


                                                           First Quarter
                                      ----------------------------------------------------
                                                                                   Percent
                                                2000                 1999           Change
                                      --------------       --------------        ---------
Net income                            $     307,799        $     287,624             7.0 %

Per share:
  Basic earnings per common share     $        0.32        $        0.29            10.3 %
  Diluted earnings per common share            0.31                 0.29             6.9
  Common stock cash dividends
    declared                                 0.1625                 0.10            62.5
  Book value per common share                  6.46                 6.84            (5.6)
  Market value per common share               22.94                29.83           (23.1)

Average balances:
  Total assets                        $  72,540,798        $  73,804,458            (1.7)%
  Earning assets                         65,611,147           66,143,934            (0.8)
  Loans                                  51,145,037           48,365,653             5.7
  Deposits                               51,805,903           52,877,143            (2.0)
  Total shareholders' equity              6,397,040            6,763,231            (5.4)

Ratios:
  Return on average assets                     1.71 %               1.58 %
  Return on average equity                    19.35                17.25
  Average total shareholders' equity
    to average total assets                    8.82                 9.16

  Risk-based capital ratios:
    Tier 1                                     8.04                 9.51
    Total                                     10.67                11.75
  Leverage - average assets (a)                7.56                 7.70

  Net interest margin                          4.17                 4.07
  Noninterest expense to net revenue          48.49                51.62
  Noninterest income as a percent
    of net revenue                            34.63                33.65
  Net income to net revenue                   29.51                28.50
Excluding Merger Related Charges: (b)
  Adjusted net income		      $     342,399        $     297,310            15.2 %
  Noninterest expense                       453,926              505,843           (10.3)
  Return on average assets                     1.90 %               1.63 %
  Return on average equity                    21.53                17.83
  Noninterest expense to net revenue          43.52                50.13

  (a) - defined by regulatory authorities as tier 1 equity to the current quarter's adjusted average assets
  (b) - Items reported in this section have been adjusted to exclude merger related charges.
	The presentation of adjusted net income and related ratios is intended to enhance the understanding and assessment of results of operations by highlighting net income attributable to normal, recurring operations of the business.  Adjusted net income should not be viewed as a substitute for net income determined in accordance with
	GAAP.  Furthermore, Firstar's definition of "merger related charges and other
	nonrecurring items" may differ from that used by other companies.

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

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                      First Quarter
                                            --------------------------------
                                                     2000               1999
                                            -------------      -------------
INTEREST INCOME:
Interest and fees on loans                  $    1,059,187     $     961,703
Interest and fees on loans held for sale            11,714            30,801
Interest on investment securities:
  Taxable                                          199,365           216,745
  Non-taxable                                       22,829            23,699
Interest on trading securities                          --             2,564
Interest on money market investments                 7,016             6,254
                                               -----------       -----------
  Total interest income                          1,300,111         1,241,766
                                               -----------       -----------
INTEREST EXPENSE:
Interest on deposits                               440,277           427,217
Interest on short-term borrowings                  111,839            77,729
Interest on long-term debt                          78,342            81,395
                                               -----------       -----------
  Total interest expense                           630,458           586,341
                                               -----------       -----------
    Net interest income                            669,653           655,425

Provision for loan losses                           45,689            43,389
                                               -----------       -----------
    Net interest income after
      provision for loan losses                    623,964           612,036
                                               -----------       -----------
NONINTEREST INCOME:
Trust income                                       113,846           101,497
Mortgage banking income                             36,295            39,458
Retail deposit income                               47,835            45,389
Cash management income                              35,755            32,666
Credit card income                                  29,673            24,270
ATM Income                                          11,941             8,358
Investment securities gains-net                         11            12,961
All other income                                    85,892            74,914
                                               -----------       -----------
  Total noninterest income                         361,248           339,513
                                               -----------       -----------
NONINTEREST EXPENSE:
Salaries                                           191,567           214,840
Pension and other employee benefits                 31,123            45,470
Equipment expense                                   35,621            35,753
Occupancy expense - net                             40,128            43,398
All other expense                                  155,487           166,382
Merger related charges                              51,900            15,000
                                               -----------       -----------
  Total noninterest expense                        505,826           520,843
                                               -----------       -----------

INCOME BEFORE TAX                                  479,386           430,706
Income tax                                         171,587           143,082
                                               -----------       -----------
NET INCOME                                  $      307,799     $     287,624
                                               -----------       -----------
                                               -----------       -----------

PER SHARE:
Basic earnings per common share             $         0.32     $        0.29
Diluted earnings per common share                     0.31              0.29
Common stock cash dividends declared                0.1625              0.10

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
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


	Net income of Firstar Corporation ("Firstar") for the quarter ended March 31, 2000 was $307.8 million, an increase of 7.0 percent compared to $287.6 million in the first quarter of 1999. Diluted earnings per common share increased 6.9 percent to $.31 for the first quarter of 2000, compared to $.29 for the same period of the prior year. Firstar's return on average assets and return on average common equity were 1.71 percent and 19.35 percent, respectively. This compares to a return on average assets of 1.58 percent and a return on average equity of 17.25 for the first quarter of 1999. The improvement in net income for the quarter resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs.


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


	As a result of acquisition activity during 1997, 1998 and 1999, Firstar has incurred significant merger related charges. Management believes that due to the nonrecurring nature of these costs the presentation of financial measurements excluding merger related charges enhances the understanding and assessment of the trends and ongoing operations of the business. The presentation of these adjusted financial measurements is made to facilitate the analysis of results of operations excluding merger related charges. Further explanations of these charges are included under the noninterest expense section of this discussion along with Note 7 to the Consolidated Financial Statements.



	Notwithstanding management's belief with respect to their relevance and usefulness, these non-GAAP presentations should not be viewed as a substitute for financial measurements determined in accordance with GAAP. Furthermore, Firstar's definition of "merger related charges" may differ from that used by other companies.



	Net income excluding merger related charges ("adjusted net income") was $342.4 million in the first quarter of 2000, a 15.2% increase over the $297.3 million in the same period last year. Excluding merger related charges, diluted earnings per share was $.35 in the first quarter of 2000, compared to $.29 in the first quarter of last year, an increase of 20.7%. Excluding merger related charges, Firstar's return on average assets and return on average common equity were 1.90% and 21.53%, respectively, in 2000. This favorably compares to a return on average assets of 1.63% in 1999 and a return on average common equity of 17.83% in 1999.


Results of Operations

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

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 2 NONINTEREST INCOME
(dollars in thousands)


                                                                                       % Increase/
                                               First Quarter               Change       (decrease)
                                      --------------------------         From Prior
                                            2000            1999           Period       2000/1999
                                      -----------------------------------------------------------
Trust income                          $  113,846      $  101,497      $   12,349          12.2 %
Mortgage banking:
 Origination and sales                    18,113          31,126         (13,013)        (41.8)
 Loan Servicing, net                      11,517           8,295           3,222          38.8
 Gain on sale of servicing                 6,665              37           6,628           n/m
                                        ---------       ---------       ---------       -------
    Total mortgage banking                36,295          39,458          (3,163)         (8.0)
Retail deposit fees                       47,835          45,389           2,446           5.4
Cash management income                    35,755          32,666           3,089           9.5
Credit card income                        29,673          24,270           5,403          22.3
ATM income                                11,941           8,358           3,583          42.9
Brokerage revenue                          5,566           9,250          (3,684)        (39.8)
International income                       9,760           9,060             700           7.7
Bank owned life insurance                  7,365           4,883           2,482          50.8
Insurance commissions                      7,335           8,121            (786)         (9.7)
Securitization revenue                    18,569           6,862          11,707         170.6
All other income                          37,297          36,738             559           1.5
                                        ---------       ---------       ---------       -------
    Total noninterest income, excluding
      investment securities gains - net  361,237         326,552          34,685          10.6
Investment securities gains - net             11          12,961         (12,950)          n/m
                                        ---------       ---------       ---------       -------
    Total noninterest
      income                          $  361,248      $  339,513      $   21,735           6.4 %
                                        ---------       ---------       ---------       -------
                                        ---------       ---------       ---------       -------

n/m = not meaningful



FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST EXPENSE
(dollars in thousands)


                                                                                     % Increase/
                                              First Quarter                Change    (decrease)
                                      --------------------------         From Prior
                                            2000            1999           Period     2000/1999
                                      ---------------------------------------------------------
Salaries                              $  191,567      $  214,840      $  (23,273)        (10.8)%
Pension and other
  employee benefits                       31,123          45,470         (14,347)        (31.6)
Equipment expense                         35,621          35,753            (132)         (0.4)
Occupancy expense--net                    40,128          43,398          (3,270)         (7.5)
Amortization of intangible
  assets                                  30,185          30,314            (129)         (0.4)
Outside services                          28,090          28,772            (682)         (2.4)
Postage and courier                       17,920          17,850              70           0.4
Marketing expense                          7,832          12,289          (4,457)        (36.3)
Professional services                      6,132           6,444            (312)         (4.8)
Travel and entertainment                   5,737           5,716              21           0.4
Stationery and supplies                   10,038           9,459             579           6.1
Communication expense                     12,305          12,532            (227)         (1.8)
All other expense                         37,248          43,006          (5,758)        (13.4)
                                        ---------       ---------       ---------       -------
    Total noninterest expense, excluding
      merger related charges             453,926         505,843         (51,917)        (10.3)
Merger related charges                    51,900          15,000          36,900           n/m
                                        ---------       ---------       ---------       -------
    Total noninterest
      expense                         $  505,826      $  520,843      $  (15,017)         (2.9)%
                                        ---------       ---------       ---------       -------
                                        ---------       ---------       ---------       -------

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


	Noninterest expense totaled $505.8 million, a decrease of $15.0 million, or 2.9% from the first quarter of 1999. Firstar's efficiency ratio improved to 48.49 percent for the quarter compared to 51.62 percent in the first quarter of 1999.


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


	Merger related charges totaled $51.9 million in the first quarter of 2000 compared to $15.0 million in the same period of last year. Note 7 to the financial statements provides a summary of merger related charges and activity in the accrual accounts. Noninterest expense, excluding merger related charges, totaled $453.9 million, a decrease of $51.9 million, or 10.3%, from the first quarter of 1999.



	Before merger related charges, Firstar's efficiency ratio was 43.52% in the first quarter of 2000, a significant improvement over the 50.13% of the same quarter of last year.


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


January 10, 2000            /s/ Jerry A. Grundhofer
-----------------           ------------------------------------------
     Date                   Jerry A. Grundhofer
                            President and Chief Executive Officer

January 10, 2000            /s/ David M. Moffett
-----------------           ------------------------------------------
     Date                   David M. Moffett
                            Vice Chairman and Chief Financial Officer

January 10, 2000            /s/ James D. Hogan
-----------------           ------------------------------------------
     Date                   James D. Hogan
                            Executive Vice President and Controller