Form 10-Q/A
period 2000-06-30
FIRSTAR CORP /NEW/
filed 2001-01-10
CIK 1074023

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
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)


                                                    Second Quarter                         Six Months Ended June 30,
                                     -----------------------------------------    -----------------------------------------
                                                                       Percent                                      Percent
                                              2000             1999     Change             2000             1999     Change
                                     -------------    -------------   --------    -------------    -------------   --------
Net income                           $     316,743    $     291,289        8.7 %  $     624,542    $     578,913        7.9 %

Per share:
  Basic earnings per common share    $        0.33    $        0.29       13.8 %  $        0.64    $        0.58       10.3 %
  Diluted earnings per common share           0.32             0.29       10.3             0.64             0.57       12.3
  Common stock cash dividends
    declared                                0.1625             0.10       62.5           0.3250             0.20       62.5
  Book value per common share                 6.46             6.74       (4.2)            6.46             6.74       (4.2)
  Market value per common share              21.06            29.83      (29.4)           21.06            29.83      (29.4)

Average balances:
  Total assets                       $  74,005,527    $  73,921,886        0.1 %  $  73,273,162    $  73,770,541       (0.7)%
  Earning assets                        66,789,034       66,289,421        0.8       66,200,091       66,217,080       (0.0)
  Loans                                 51,413,536       49,180,220        4.5       51,279,286       48,775,187        5.1
  Deposits                              52,762,280       52,369,235        0.8       52,284,091       52,621,784       (0.6)
  Total shareholders' equity             6,321,061        6,843,721       (7.6)       6,359,055        6,803,840       (6.5)

Ratios:
  Return on average assets                    1.72%            1.58%                       1.71%            1.58%
  Return on average equity                   20.15            17.07                       19.75            17.16
  Average total shareholders' equity
    to average total assets                   8.54             9.26                        8.68             9.22

  Risk-based capital ratios:
    Tier 1                                    7.90             9.22                        7.90             9.22
    Total                                    10.92            11.36                       10.92            11.36
  Leverage - average assets (a)               7.29             7.80                        7.29             7.80

  Net interest margin                         4.12             4.09                        4.14             4.09
  Noninterest expense to net revenue         48.05            52.03                       48.27            51.83
  Noninterest income as a percent
    of net revenue                           35.14            34.26                       34.89            33.96
  Net income to net revenue                  29.95            28.27                       29.73            28.39
Excluding Merger Related Charges: (b)
  Adjusted net income                $     361,343    $     310,736       16.3 %  $     703,742    $     608,045       15.7 %
  Noninterest expense                      441,189          506,022      (12.8)         895,115        1,011,865      (11.5)
  Return on average assets                    1.96%            1.69%                       1.93%            1.66%
  Return on average equity                   22.99            18.21                       22.26            18.02
  Noninterest expense to net revenue         41.72            49.11                       42.61            49.62

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

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                     Second Quarter             Six Months Ended June 30,
                                            ------------------------------    -----------------------------
                                                  2000            1999             2000            1999
                                            --------------  --------------    --------------  -------------
INTEREST INCOME:
Interest and fees on loans                  $    1,094,152  $      978,116    $    2,153,339  $   1,939,819
Interest and fees on loans held for sale            34,318          22,320            46,032         53,121
Interest on investment securities:
  Taxable                                          204,541         210,990           403,906        427,735
  Non-taxable                                       21,523          23,168            44,352         46,867
Interest on trading securities                           1           2,814                (1)         5,378
Interest on money market investments                 6,179           6,778            13,197         13,032
                                               -----------     -----------       -----------    -----------
  Total interest income                          1,360,714       1,244,186         2,660,825      2,485,952
                                               -----------     -----------       -----------    -----------
INTEREST EXPENSE:
Interest on deposits                               473,746         413,227           914,023        840,444
Interest on short-term borrowings                  139,957          84,668           251,796        162,397
Interest on long-term debt                          72,424          82,880           150,766        164,275
                                               -----------     -----------       -----------    -----------
  Total interest expense                           686,127         580,775         1,316,585      1,167,116
                                               -----------     -----------       -----------    -----------
    Net interest income                            674,587         663,411         1,344,240      1,318,836

Provision for loan losses                           51,054          44,838            96,743         88,227
                                               -----------     -----------       -----------    -----------
    Net interest income after
      provision for loan losses                    623,533         618,573         1,247,497      1,230,609
                                               -----------     -----------       -----------    -----------
NONINTEREST INCOME:
Trust income                                       113,365         106,804           227,211        208,301
Mortgage banking income                             41,853          42,015            78,148         81,473
Retail deposit income                               55,235          48,515           103,070         93,904
Cash management income                              36,906          34,568            72,661         67,234
Credit card income                                  34,572          28,185            64,245         52,455
ATM Income                                          11,231           9,575            23,172         17,933
Investment securities gains - net                        3           3,283                14         16,244
All other income                                    78,409          80,069           164,301        154,983
                                               -----------     -----------       -----------    -----------
  Total noninterest income                         371,574         353,014           732,822        692,527
                                               -----------     -----------       -----------    -----------
NONINTEREST EXPENSE:
Salaries                                           180,314         219,475           373,624        434,315
Pension and other employee benefits                 23,747          40,837            53,127         86,307
Equipment expense                                   35,201          38,130            70,822         73,883
Occupancy expense - net                             40,486          40,411            80,614         83,809
All other expense                                  161,441         167,169           316,928        333,551
Merger related charges                              66,900          30,100           118,800         45,100
                                               -----------     -----------       -----------    -----------
  Total noninterest expense                        508,089         536,122         1,013,915      1,056,965
                                               -----------     -----------       -----------    -----------

INCOME BEFORE TAX                                  487,018         435,465           966,404        866,171
Income tax                                         170,275         144,176           341,862        287,258
                                               -----------     -----------       -----------    -----------
NET INCOME                                  $      316,743  $      291,289    $      624,542  $     578,913
                                               -----------     -----------       -----------    -----------
                                               -----------     -----------       -----------    -----------

PER SHARE:
Basic earnings per common share             $         0.33  $         0.29    $         0.64  $        0.58
Diluted earnings per common share                     0.32            0.29              0.64           0.57
Common stock cash dividends declared                0.1625            0.10            0.3250           0.20

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
----------------------------------------------------------------------------------------------------------------------
*Taxable equivalent basis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

	Net income of Firstar Corporation ("Firstar") for the quarter ended June 30, 2000 was $316.7 million, an increase of 8.7 percent compared with $291.3 million in the second quarter of 1999. Diluted earnings per common share was $.32 for the second quarter of 2000, compared to $.29 for the same period of the prior year. Net income for the first half of 2000 was $624.5 million compared with $578.9 million in the same period of 1999. Diluted earnings per share for the first half of 2000 was $.64 compared to $.57 in the same period of 1999.
Return on average assets was 1.72% in the second quarter of 2000 compared to 1.58% in the same period of last year and 1.71% for the first half of 2000 compared to 1.58% for the same period of last year. Return on average equity was 20.15% in the second quarter of 2000 compared to 17.07% in the same period of last year and 19.75% for the first half of 2000 compared to 17.16% for the same period of last year. The improvement in net income for both the quarter and first half of 2000 resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs.


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


	As a result of acquisition activity during 1997, 1998, and 1999, Firstar has incurred significant merger related charges. Management believes that due to the nonrecurring nature of these costs the presentation of financial measurements excluding merger related charges enhances the understanding and assessment of the trends and ongoing operations of the business. The presentation of these adjusted financial measurements is made to facilitate the analysis of results of operations excluding merger related charges. Further explanations of these charges are included under the noninterest expense section of this discussion along with Note 7 of the Consolidated Financial Statements.



	Notwithstanding management's belief with respect to their relevance and usefulness, these non-GAAP presentations should not be viewed as a substitute for financial measurements determined in accordance with GAAP. Furthermore, Firstar's definition of "merger related charges" may differ from that used by other companies.



	Net income before merger related charges ("adjusted net income") was $361.3 million in the second quarter of 2000, a 16.3 % increase over the $310.7 million in the same period of last year. Adjusted net income for the first half of 2000 was $703.7 million, a 15.7% increase over the $608.0 million in the same period of last year. Excluding merger related charges, diluted earnings per share were $.37 in the second quarter of 2000, compared to $.31 in the same quarter of last year, an increase of 19.4%. Excluding merger related charges, diluted earnings per share for the first half of 2000 were $.72, a 20.0% increase over the $.60 for the same period last year. Return on average assets before merger related charges was 1.96% in the second quarter of 2000 compared to 1.69% in the same period of last year and 1.93% for the first half of 2000 compared to 1.66% for the same period of last year. Return on average common equity before merger related charges was 22.99% in the second quarter of 2000 compared to 18.21% in the same period of last year and 22.26% for the first half of 2000 compared to 18.02% for the same period of last year.

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

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST INCOME
(dollars in thousands)


                                                               % Increase/                                               % Increase/
                              Second Quarter           Change   (decrease)            Year Through June 30,      Change   (decrease)
                           ----------------------  From Prior                      ------------------------  From Prior
                                 2000        1999      Period    2000/1999                2000         1999      Period    2000/1999
                           -----------------------------------------------         -------------------------------------------------
Trust income               $  113,365  $  106,804  $    6,561        6.1 %         $   227,211  $   208,301  $   18,910        9.1 %
Mortgage banking:
 Origination and sales         16,414      31,822     (15,408)     (48.4)               34,527       62,948     (28,421)     (45.2)
 Loan Servicing, net           11,450       8,243       3,207       38.9                22,967       16,538       6,429       38.9
 Gain on sale of servicing     13,989       1,950      12,039        n/m                20,654        1,987      18,667        n/m
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total mortgage banking     41,853      42,015        (162)      (0.4)               78,148       81,473      (3,325)      (4.1)
Retail deposit fees            55,235      48,515       6,720       13.9               103,070       93,904       9,166        9.8
Cash management income         36,906      34,568       2,338        6.8                72,661       67,234       5,427        8.1
Credit card income             34,572      28,185       6,387       22.7                64,245       52,455      11,790       22.5
ATM income                     11,231       9,575       1,656       17.3                23,172       17,933       5,239       29.2
Brokerage revenue               6,001      11,919      (5,918)     (49.7)               11,567       21,169      (9,602)     (45.4)
International income           10,699       9,302       1,397       15.0                20,459       18,362       2,097       11.4
Bank owned life insurance       7,324       5,880       1,444       24.6                14,689       10,763       3,926       36.5
Insurance commissions           6,395       6,566        (171)      (2.6)               13,730       14,687        (957)      (6.5)
Securitization revenue         19,053       9,662       9,391       97.2                37,621       16,524      21,097      127.7
All other income               28,937      36,740      (7,803)     (21.2)               66,235       73,478      (7,243)      (9.9)
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total noninterest income,
      excluding investment
      securities gains - net  371,571     349,731      21,840        6.2               732,808      676,283      56,525        8.4
Investment securities
  gains - net                       3       3,283      (3,280)       n/m                    14       16,244     (16,230)       n/m
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total noninterest
      income               $  371,574  $  353,014  $   18,560        5.3 %         $   732,822  $   692,527  $   40,295        5.8 %
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------

n/m = not meaningful



FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 NONINTEREST EXPENSE
(dollars in thousands)


                                                               % Increase/                                               % Increase/
                              Second Quarter           Change   (decrease)            Year Through June 30,      Change   (decrease)
                           ----------------------  From Prior                      ------------------------  From Prior
                                 2000        1999      Period    2000/1999               2000          1999      Period    2000/1999
                           -----------------------------------------------         -------------------------------------------------
Salaries                   $  180,314  $  219,475  $  (39,161)     (17.8)%         $   373,624  $   434,315  $  (60,691)     (14.0)%
Pension and other
  employee benefits            23,747      40,837     (17,090)     (41.8)               53,127       86,307     (33,180)     (38.4)
Equipment expense              35,201      38,130      (2,929)      (7.7)               70,822       73,883      (3,061)      (4.1)
Occupancy expense--net         40,486      40,411          75        0.2                80,614       83,809      (3,195)      (3.8)
Amortization of intangible
  assets                       30,013      30,410        (397)      (1.3)               60,199       60,723        (524)      (0.9)
Outside services               26,362      33,896      (7,534)     (22.2)               54,451       62,668      (8,217)     (13.1)
Postage and courier            17,146      17,794        (648)      (3.6)               35,066       35,644        (578)      (1.6)
Marketing expense               8,448      13,756      (5,308)     (38.6)               16,280       26,045      (9,765)     (37.5)
Professional services           6,429       7,439      (1,010)     (13.6)               12,561       13,883      (1,322)      (9.5)
Travel and entertainment        7,426       6,740         686       10.2                13,164       12,456         708        5.7
Stationery and supplies        10,372      10,014         358        3.6                20,409       19,473         936        4.8
Communication expense          11,982      11,352         630        5.5                24,287       23,884         403        1.7
All other expense              43,263      35,768       7,495       21.0                80,511       78,775       1,736        2.2
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------

    Total noninterest expense,
      excluding merger
      related charges         441,189     506,022     (64,833)     (12.8)              895,115    1,011,865    (116,750)     (11.5)
Merger related charges         66,900      30,100      36,800        n/m               118,800       45,100      73,700        n/m
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
    Total noninterest
      expense              $  508,089  $  536,122  $  (28,033)      (5.2)%         $ 1,013,915  $ 1,056,965  $  (43,050)      (4.1)%
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------
                            ---------   ---------   ---------    -------             ---------    ---------   ---------    -------

n/m = not meaningful


	Noninterest expense totaled $508.1 million, a decrease of $28.0 million, or 5.2%, from the second quarter of 1999. For the first half of 2000, noninterest expense totaled $1,013.9 million, a decrease of $43.1 million, or 4.1%, from the same period of last year. Firstar's efficiency ratio was 48.05% in the second quarter of 2000, a significant improvement over the 52.03% of the same quarter of last year. For the first half of 2000 the efficiency ratio was 48.27% compared to 51.83% in the same period of last year.


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


	Merger-related charges totaled $66.9 million in the second quarter of 2000 compared to $30.1 million in the same period of last year. For the first half of 2000 merger related charges totaled $118.8 million compared to $45.1 million in the same period of last year. Note 7 to the financial statements provides a summary of merger-related costs and activity in the accrual accounts. Noninterest expense, excluding merger related expenses, totaled $441.2 million, a decrease of $64.8 million, or 12.8%, from the second quarter of 1999. For the first half of 2000 noninterest expense, excluding merger related charges, totaled $895.1 million, a decrease of $116.8 million, or 11.5%, from the same period of last year.



	Before merger related costs, Firstar's efficiency ratio was 41.72% in the second quarter of 2000, a significant improvement over the 49.11% of the same quarter of last year. For the first half of 2000 the efficiency ratio was 42.61% compared to 49.62% in the same period of last year.


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