Form 10-Q/A
period 2000-09-30
FIRSTAR CORP /NEW/
filed 2001-01-10
CIK 1074023

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
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share data)


                                                     Third Quarter                         Nine Months Ended September 30,
                                       -----------------------------------------     -------------------------------------------
                                                                           Percent                                       Percent
                                                2000            1999        Change            2000            1999        Change
                                       -------------   -------------    ----------   -------------   -------------   -----------
Net income                             $     308,994   $      28,360      989.5  %   $     933,536   $     607,273       53.7  %

Per share:
  Basic earnings per common share      $        0.32   $        0.03      966.7  %   $        0.96   $        0.61       57.4  %
  Diluted earnings per common share             0.32            0.03      966.7               0.96            0.60       60.0
  Common stock cash dividends
    declared                                  0.1625            0.10       62.5             0.4875            0.30       62.5
  Book value per common share                   6.52            6.56       (0.6)              6.52            6.56       (0.6)
  Market value per common share                22.38           25.63      (12.7)             22.38           25.63      (12.7)

Average balances:
  Total assets                         $  74,207,564   $  73,744,641        0.6  %   $  73,586,903   $  73,822,468       (0.3) %
  Earning assets                          67,231,408      66,633,518        0.9         66,546,372      66,357,418        0.3
  Loans                                   52,561,828      49,814,168        5.5         51,709,921      49,125,320        5.3
  Deposits                                53,138,726      51,375,982        3.4         52,571,049      52,201,932        0.7
  Total shareholders' equity               6,329,409       6,667,774       (5.1)         6,349,101       6,756,939       (6.0)

Ratios:
  Return on average assets                      1.66  %         0.15  %                       1.69  %         1.10  %
  Return on average equity                     19.42            1.69                         19.64           12.02
  Average total shareholders' equity
    to average total assets                     8.53            9.04                          8.63            9.15

  Risk-based capital ratios:
    Tier 1                                      7.51            8.60                          7.51            8.60
    Total                                      10.40           10.70                         10.40           10.70
  Leverage - average assets (a)                 7.20            7.43                          7.20            7.43

  Net interest margin                           4.09            4.04                          4.13            4.07
  Noninterest expense to net revenue           50.12           82.11                         48.89           61.95
  Noninterest income as a percent
    of net revenue                             35.22           34.05                         35.00           33.99
  Net income to net revenue                    29.02            2.77                         29.49           19.83
Excluding Merger Related Charges: (b)
  Adjusted net income                  $     377,294   $     320,313       17.8  %   $   1,081,036   $     928,358       16.4  %
  Noninterest expense                        431,612         478,089       (9.7)         1,326,726       1,489,979      (11.0)
  Return on average assets                      2.02  %         1.72  %                       1.96  %         1.68  %
  Return on average equity                     23.71           19.06                         22.74           18.37
  Noninterest expense to net revenue           40.54           46.70                         41.92           48.64

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

FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

                                                    Third Quarter             Nine Months Ended September 30,
                                            -----------------------------     -----------------------------
                                                      2000           1999              2000            1999
                                            --------------  -------------     -------------  --------------
INTEREST INCOME:
Interest and fees on loans                  $    1,148,149  $   1,004,394     $   3,300,824  $   2,944,213
Interest and fees on loans held for sale            31,121         25,168            77,153         78,289
Interest on investment securities:
  Taxable                                          200,329        207,841           604,235        635,372
  Non-taxable                                       20,912         24,084            65,927         70,938
Interest on trading securities                         -            1,021               -            6,412
Interest on money market investments                 5,035          5,177            18,232         18,413
                                               -----------    -----------       -----------    -----------
  Total interest income                          1,405,546      1,267,685         4,066,371      3,753,637
                                               -----------    -----------       -----------    -----------
INTEREST EXPENSE:
Interest on deposits                               511,918        415,495         1,425,941      1,255,939
Interest on short-term borrowings                  141,240        106,455           393,036        268,852
Interest on long-term debt                          73,735         84,254           224,502        248,529
                                               -----------    -----------       -----------    -----------
  Total interest expense                           726,893        606,204         2,043,479      1,773,320
                                               -----------    -----------       -----------    -----------
    Net interest income                            678,653        661,481         2,022,892      1,980,317

Provision for loan losses                           58,200         55,325           154,943        143,552
                                               -----------    -----------       -----------    -----------
    Net interest income after
      provision for loan losses                    620,453        606,156         1,867,949      1,836,765
                                               -----------    -----------       -----------    -----------
NONINTEREST INCOME:
Trust income                                       111,151        105,705           338,363        314,005
Mortgage banking income                             38,587         37,490           116,735        118,963
Retail deposit income                               56,409         49,108           159,479        143,012
Cash management income                              38,200         36,574           110,861        103,808
Credit card income                                  35,656         28,793            99,901         81,248
ATM income                                          11,147         10,147            34,319         28,080
Investment securities gains/(losses)-net                93         (1,491)              107         14,753
All other income                                    83,722         82,295           248,023        237,274
                                               -----------    -----------       -----------    -----------
  Total noninterest income                         374,965        348,621         1,107,788      1,041,143
                                               -----------    -----------       -----------    -----------
NONINTEREST EXPENSE:
Salaries                                           175,656        214,578           549,279        656,210
Pension and other employee benefits                 18,347         32,742            71,474        113,572
Equipment expense                                   35,892         36,484           106,714        110,367
Occupancy expense - net                             40,327         41,092           120,941        124,901
All other expense                                  161,390        153,193           478,318        484,929
Merger related charges                             102,000        362,500           220,800        407,600
                                               -----------    -----------       -----------    -----------
  Total noninterest expense                        533,612        840,589         1,547,526      1,897,579
                                               -----------    -----------       -----------    -----------

INCOME BEFORE TAX                                  461,806        114,188         1,428,211        980,329
Income tax                                         152,812         85,828           494,675        373,056
                                               -----------    -----------       -----------    -----------
NET INCOME                                  $      308,994  $      28,360     $     933,536  $     607,273
                                               -----------    -----------       -----------    -----------
                                               -----------    -----------       -----------    -----------

PER SHARE:
Basic earnings per common share             $         0.32  $        0.03     $        0.96  $        0.61
Diluted earnings per common share                     0.32           0.03              0.96           0.60
Common stock cash dividends declared                0.1625           0.10            0.4875           0.30

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

	Net income of Firstar Corporation ("Firstar") for the quarter ended September 30, 2000 was $309.0 million compared with $28.4 million in the third quarter of 1999. Diluted earnings per common share was $.32 for the third quarter of 2000, compared to $.03 for the same period of the prior year. Net income for the first nine months of 2000 was $933.5 million compared with $607.3 million in the same period of 1999. Diluted earnings per share for the first nine months of 2000 was $.96 compared to $.60 in the same period of 1999. Return on average assets was 1.66% in the third quarter of 2000 compared to 0.15% in the same period of last year and 1.69% for the first nine months of 2000 compared to 1.10% for the same period of last year. Return on average equity was 19.42% in the third quarter of 2000 compared to 1.69% in the same period of last year and 19.64% for the first nine months of 2000 compared to 12.02% for the same period of last year. The improvement in net income for both the quarter and first nine months of 2000 resulted from higher net interest revenue and noninterest revenue together with significantly lower operating costs.


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



	Net income before merger related charges ("adjusted net income") was $377.3 million in the third quarter of 2000, a 17.8% increase over the $320.3 million in the same period of last year. Adjusted net income for the first nine months of 2000 was $1.081 billion, a 16.4% increase over the $928.4 million in the same period of last year. Excluding merger related charges, diluted earnings per share was $.39 in the third quarter of 2000, compared to $.32 in the same quarter of last year, an increase of 21.9%. Excluding merger related charges, diluted earnings per share for the first nine months of 2000 was $1.11, a 20.7% increase over $.92 for the same period last year. Return on average assets before merger related charges was 2.02% in the third quarter of 2000 compared to 1.72% in the same period of last year and 1.96% for the first nine months of 2000 compared to 1.68% for the same period of last year. Return on average common equity before merger related charges was 23.71% in the third quarter of 2000 compared to 19.06% in the same period of last year and 22.74% for the first nine months of 2000 compared to 18.37% for the same period of last year.

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

	This positive factor was partially offset by the increased use of higher cost funding sources. Year-to-date average core (DDA, NOW, MMDA, savings and CDs less than $100,000) deposits declined by $1.9 billion, or 3.9%, from the first nine months of 1999. Increased reliance on more expensive funding sources including large denomination institutional CDs, brokered CDs, Eurodollar time deposits and short-term borrowed funds was required.
					-18-

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

	The net interest margin increased by five basis points to 4.09% in the third quarter of 2000 compared to the third quarter of 1999. For the first nine months of 2000 the net interest margin increased by six basis points to 4.13%. The year-to-date yield on total earning assets rose by 59 basis points to 8.23%. Likewise, the yield on total loans increased by 51 basis points reflecting market driven forces and the change in mix of loans. The comparable rate paid on interest bearing liabilities increased by 60 basis points reflecting higher market rates and more reliance on higher cost purchased funds. Interest spread, the difference between the rate earned on total earning assets and the rate paid on interest bearing liabilities decreased by one basis point. The contribution of interest free funds to the net interest margin increased by seven basis points producing the net increase to the margin of six basis points. Tables 1 and 2 provide detailed information on the average balances, interest income/expense and rates earned or paid.

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


	The loan loss provision charged to earnings in the third quarter of 2000 was $58.2 million, compared to $55.3 million in the third quarter of 1999.For the first nine months of 2000 the provision for loan losses was $154.9 million compared to $143.6 million in the same period of last year. Net loan charge-offs were $152.2 million in the first nine months
of 2000 compared to $133.9 million a year earlier.   For the first nine
months of 2000, net charge-offs were .39% of average loans compared with .36% in the same period of last year.

FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 3 NONINTEREST INCOME
(dollars in thousands)


                                                                 % Increase/                                           % Increase/
                                    Third Quarter         Change  (decrease)    Year Through September 30,     Change   (decrease)
                            -----------------------   From Prior                -------------------------  From Prior
                                  2000         1999       Period   2000/1999           2000         1999       Period    2000/1999
                            ------------------------------------------------    --------------------------------------------------
Trust income                $  111,151   $  105,705   $    5,446       5.2 %    $   338,363  $   314,005   $   24,358        7.8 %
Mortgage banking:
 Origination and sales          21,431       21,910         (479)     (2.2)          55,958       84,858      (28,900)     (34.1)
 Loan Servicing, net            11,124        9,060        2,064      22.8           34,091       25,598        8,493       33.2
 Gain on sale of servicing       6,032        6,520         (488)     (7.5)          26,686        8,507       18,179      213.7
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total mortgage banking      38,587       37,490        1,097       2.9          116,735      118,963       (2,228)      (1.9)
Retail deposit fees             56,409       49,108        7,301      14.9          159,479      143,012       16,467       11.5
Cash management income          38,200       36,574        1,626       4.4          110,861      103,808        7,053        6.8
Credit card income              35,656       28,793        6,863      23.8           99,901       81,248       18,653       23.0
ATM income                      11,147       10,147        1,000       9.9           34,319       28,080        6,239       22.2
Brokerage revenue                5,399       10,365       (4,966)    (47.9)          16,966       31,533      (14,567)     (46.2)
International income            10,979       10,556          423       4.0           31,438       28,918        2,520        8.7
Bank owned life insurance       10,224        7,500        2,724      36.3           24,914       18,262        6,652       36.4
Insurance commissions            7,276        6,518          758      11.6           21,006       21,205         (199)      (0.9)
Securitization revenue          17,328        9,270        8,058      86.9           54,949       25,793       29,156      113.0
All other income                32,516       38,086       (5,570)    (14.6)          98,750      111,563      (12,813)     (11.5)
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total noninterest income,
      excluding investment
      securities gains/
      (losses) - net           374,872      350,112       24,760       7.1        1,107,681    1,026,390       81,291        7.9
Investment securities
  gains/(losses) - net              93       (1,491)       1,584       n/m              107       14,753      (14,646)     (99.3)
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total noninterest
      income                $  374,965   $  348,621   $   26,344       7.6 %    $ 1,107,788  $ 1,041,143   $   66,645        6.4 %
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------

n/m = not meaningful



FIRSTAR CORPORATION AND SUBSIDIARIES
TABLE 4 NONINTEREST EXPENSE
(dollars in thousands)


                                                                 % Increase/                                           % Increase/
                                    Third Quarter         Change  (decrease)    Year Through September 30,     Change   (decrease)
                            -----------------------   From Prior                -------------------------- From Prior
                                  2000         1999       Period   2000/1999           2000         1999       Period    2000/1999
                            ------------------------------------------------    --------------------------------------------------
Salaries                    $  175,656   $  214,578   $  (38,922)    (18.1)%    $   549,279  $   656,210   $ (106,931)     (16.3)%
Pension and other
  employee benefits             18,347       32,742      (14,395)    (44.0)          71,474      113,572      (42,098)     (37.1)
Equipment expense               35,892       36,484         (592)     (1.6)         106,714      110,367       (3,653)      (3.3)
Occupancy expense--net          40,327       41,092         (765)     (1.9)         120,941      124,901       (3,960)      (3.2)
Amortization of intangible
  assets                        30,091       30,139          (48)     (0.2)          90,290       90,862         (572)      (0.6)
Outside services                26,273       27,498       (1,225)     (4.5)          80,724       90,166       (9,442)     (10.5)
Postage and courier             17,577       17,875         (298)     (1.7)          52,643       53,519         (876)      (1.6)
Marketing expense                9,045       11,396       (2,351)    (20.6)          25,325       37,441      (12,116)     (32.4)
Professional services            6,570        5,677          893      15.7           19,131       19,560         (429)      (2.2)
Travel and entertainment         6,783        6,148          635      10.3           19,947       18,603        1,344        7.2
Stationery and supplies          9,895        8,849        1,046      11.8           30,304       28,322        1,982        7.0
Communication expense           12,830       12,173          657       5.4           37,117       36,057        1,060        2.9
All other expense               42,326       33,438        8,888      26.6          122,837      110,399       12,438       11.3
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total noninterest expense,
      excluding merger
      related charges          431,612      478,089      (46,477)     (9.7)       1,326,726    1,489,979     (163,253)     (11.0)
Merger related charges         102,000      362,500     (260,500)    (71.9)         220,800      407,600     (186,800)     (45.8)
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
    Total noninterest
      expense               $  533,612   $  840,589   $ (306,977)    (36.5)%    $ 1,547,526  $ 1,897,579   $ (350,053)     (18.4)%
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------
                             ---------    ---------    ---------   -------        ---------    ---------    ---------    -------

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


	Noninterest expense totaled $533.6 million, a decrease of $307.0 million from the third quarter of 1999. For the first nine months of 2000 noninterest expense totaled $1.548 billion, a decrease of $350.1 million from the same period of last year. Firstar's efficiency ratio was 50.12% in the third quarter of 2000, a significant improvement over the 82.11% of the same quarter of last year. For the first nine months of 2000 the efficiency ratio was 48.89 compared to 61.95 in the same period of last year.


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


	Noninterest expense, excluding merger related expenses, totaled $431.6 million, a decrease of $46.5 million, or 9.7%, from the third quarter of 1999. For the first nine months of 2000 noninterest expense, excluding merger related charges, totaled $1.327 billion, a decrease of $163.3 million, or 11.0%, from the same period of last year.



	Excluding merger related costs, Firstar's efficiency ratio was 40.54% in the third quarter of 2000, a significant improvement over the 46.70% for the same quarter of last year. For the first nine months of 2000 the efficiency ratio was 41.92% compared to 48.64% in the same period of last year.


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